Form 10-K405
period 1996-03-31
MEDISENSE INC /MA/
filed 1996-07-01
CIK 922872

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1996             Commission File No. 0-24072

                              -------------------

                                 MEDISENSE, INC.
             (Exact name of registrant as specified in its charter)

                       Massachusetts                                           04-2728017
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

                 266 Second Avenue, Waltham, Massachusetts 02154
          (Address, including zip code, of principal executive offices)

                                 (617) 895-6000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                     ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. /X/

The aggregate market value of Voting Stock held by non-affiliates of the Registrant was approximately $7,335,135 based on the June 10, 1996 closing price of the Common Stock on the Nasdaq National Market as reported in The Wall Street Journal.

The number of shares outstanding of each of the Registrant's classes of common stock as of June 10, 1996 was:

              Class                                                  Outstanding
- --------------------------------------                               -----------
Common Stock, $.01 par value per share                               20,024,084

- --------------------------------------------------------------------------------

                                 MEDISENSE, INC.

                                TABLE OF CONTENTS

                                                                                                PAGE(S)
                                                                                                -------
PART   I

         Item  1.   BUSINESS                                                                     3-12
         Item  2.   PROPERTIES                                                                   13
         Item  3.   LEGAL PROCEEDINGS                                                            13
         Item  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          13

PART   II

         Item  5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                    RELATED SECURITY HOLDER MATTERS                                              14
         Item  6.   SELECTED FINANCIAL DATA                                                      14
         Item  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                                          15-19
         Item  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                  19
         Item  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE                                          19

PART   III

         Item  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                           20-21
         Item  11.  EXECUTIVE COMPENSATION                                                       22-24
         Item  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT                                                               25
         Item  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                               26

PART   IV

         Item  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                    REPORTS ON FORM 8-K                                                          27

EXHIBIT INDEX                                                                                    28

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                       F-1

                                     PART I

- --------------------------------------------------------------------------------

ITEM 1. BUSINESS

         MediSense, Inc. (the Company or MediSense) is a Massachusetts corporation formed in 1981. The Company and its subsidiaries develop, manufacture and market blood glucose monitoring systems that enable people with diabetes to manage their disease more effectively. The Company believes that its ExacTech(R), MediSense(R) 2 and recently introduced Precision
Q-I-D(TM) meters and disposable test strips are among the most technologically advanced personal blood glucose monitoring systems available. MediSense's monitoring systems are based on MediSense's proprietary biosensor technology and are compact, fast and easy-to-use. The Company's products are sold in 55 countries by its sales and marketing organization, and are manufactured in facilities located in Abingdon, England and Waltham, Massachusetts. Approximately 98.4% of MediSense's Common Stock on a fully diluted basis was purchased by Abbott Laboratories on May 2, 1996.

DIABETES

         Diabetes is a chronic, life threatening disease for which there is no known cure. It is the fourth leading cause of death by disease in the United States. Over 16 million people in the United States (one in 20) have diabetes and more than 650,000 new cases are diagnosed each year. It is estimated that there are at least 90 million people with diabetes worldwide. Type I (or juvenile) diabetes, the most severe form of the disease, comprises 10% of diabetes cases in the United States and requires daily treatment with insulin to sustain life. Type II (or adult onset) diabetes comprises the other 90% of diabetes cases in the United States and is usually managed by diet and exercise but may require treatment with insulin or other medication.

         Diabetes affects the body's ability to control naturally the level of blood glucose. Normally, the carbohydrates in food are broken down into glucose which is circulated in the bloodstream to the cells of the body. The cells then convert this glucose into energy. The concentration of glucose in the bloodstream must be controlled within a relatively tight range to maintain normal health. Insulin, which is secreted by the pancreas, is the primary regulatory mechanism by which the body reduces blood glucose levels. A normal pancreas produces the amount of insulin required to maintain a person's blood glucose at proper levels. In Type I diabetes, an autoimmune reaction in the body destroys insulin-producing cells, which results in uncontrolled blood glucose. In Type II diabetes, the body may have defects in the insulin-producing cells, a reduced number of those cells, a resistance to insulin by the recipient cells or various combinations of these factors.

BLOOD GLUCOSE MONITORING

         According to the American Diabetes Association, people with Type I diabetes must have daily treatment with insulin to control blood glucose levels. A person's blood glucose level will vary depending upon food intake, insulin availability, exercise, stress and illness. Blood glucose testing several times a day enables people with diabetes to manage their disease better by keeping their blood glucose levels in a narrow range. This may be accomplished through diet, physical activity and insulin dosage. Prior to the availability of personal blood glucose monitoring systems, people with diabetes relied on urine glucose testing to monitor their status and make appropriate adjustments to their treatment. Because glucose appears in the urine only after a significant period of elevated blood glucose, urine tests are inadequate for tight control of blood glucose. Patients were also able to obtain an occasional blood glucose test after referral by a healthcare provider to a clinical laboratory. These tests were ordered infrequently as part of a physician office visit, and results were typically not available for immediate discussion and intervention.

         Beginning in the late 1970s, the availability of compact, easy-to-use monitoring systems that provided fast and accurate blood glucose measurements gave people with diabetes a tool to manage the disease more effectively and to improve the quality of care. Worldwide sales of personal blood glucose monitoring systems have increased dramatically. According to Boston Biomedical Consultants, the worldwide market for blood glucose monitoring products grew from approximately $860 million in 1990 to an estimated $1.8 billion in 1995. In the United States, the market for blood glucose monitoring products grew from approximately $470 million in 1990 to an estimated $1.1 billion in 1995.

         The Diabetes Control and Complications Trial ("DCCT"), the results of which were published in 1993 in The New England Journal of Medicine, has confirmed that management of glucose to near normal levels can prevent the onset and the progression of complications from diabetes. This landmark trial, sponsored by the National Institutes of Health at a cost of $165 million over a nine-year period, studied more than 1,400 people with Type I diabetes. The intent of the trial was to determine whether control of blood glucose levels would prevent the onset or slow the progression of eye, kidney and nerve complications from diabetes.

         The study demonstrated that maintaining blood glucose levels as close as possible to normal reduces by approximately 60% the risk for development and progression of diabetes complications. The results of the study were so compelling that the study was terminated, earlier than planned, because those conducting the study felt that to continue conventional treatment for the control group would deprive its participants of the benefits of the study's findings. Because the intensive therapy that the DCCT study recommends involves testing at least four times a day, the Company believes that the DCCT has increased awareness among people with diabetes of the benefits of frequent testing and will be a key factor in changing diabetes management. The Company estimates that people with diabetes, on average, test their blood glucose levels less than once per day. Although the DCCT included only people with Type I diabetes, the American Diabetes Association has stated that there is no reason to believe the effects of better control of blood glucose levels would not apply to people with Type II diabetes.

HOME BLOOD GLUCOSE MONITORING TECHNOLOGIES

         Currently available personal blood glucose monitoring systems are generally based on either photometric or the more recently introduced biosensor technology. Both photometric and biosensor technologies generally employ a disposable reagent test strip in conjunction with a battery-powered, microprocessor-controlled meter. With either system, the user must obtain a small amount of blood to conduct the test, typically by using a lancet to prick the finger to produce a drop of blood. The blood is then applied directly from the finger onto the test strip. Test strips are designed for use with the particular meter or meters.

Photometric Technology

         The earliest efforts to adapt laboratory equipment for use in personal blood glucose monitoring systems employed photometric technology, which remains the primary technology used by the Company's competitors. With photometric technology, the blood migrates into a reaction layer located on the test strip. Some photometric systems then require the user to blot the blood away and wait approximately 45 seconds for the reagents in the test strip to react with glucose to produce a color change. The portion of the test strip containing the blood sample is then inserted into the meter, which analyzes the color change to measure the blood glucose level. The meter then displays the result. Prior to 1988, all commercially available personal blood glucose monitoring systems employed photometric technology.

Biosensor Technology

         MediSense introduced biosensor technology to the personal blood glucose monitoring market in 1988. Biosensor technology uses electrical currents to measure blood glucose. One end of the test strip is inserted into the meter and a drop of blood is placed on the other end of the test strip. Once the blood is placed on the test strip, a biochemical reaction begins that generates a small electrical current. The amount of electrical current is directly proportional to the amount of glucose in the blood. After the test is completed, the meter measures the amount of electrical current and displays the blood glucose level.

          In 1988, the Company introduced its first personal blood glucose monitoring system based on biosensor technology and has shipped approximately
2.1 million meters to date. The Company is aware of only two other companies that market personal blood glucose monitoring systems based on biosensor technology. A third company has announced its intention to develop and market a new biosensor system. The Company estimates that, while it accounts for less than 10% of worldwide personal blood glucose monitoring system sales, it has substantially higher sales than any other company in the market for blood glucose monitoring systems that employ biosensor technology.

Noninvasive Technology

         The goal of noninvasive glucose monitoring is to measure glucose levels without drawing blood. Research in this area has focused primarily on infrared spectroscopy. To date, no personal glucose monitor using this technology is in commercial use and the chief obstacle to successful commercial introduction appears to be analytical performance and calibration. However, two companies have announced instruments in this area, and in 1995 one of these companies made a 510(k) submission to the FDA to have the product approved for commercial use. The FDA withheld approval pending additional data that demonstrates the performance of the device. The Company believes that a commercially successful personal product using this technology will be at least several years away. The Company currently conducts active research in noninvasive technology. See
" -- Research and Development."

          Other companies have announced research in minimally invasive techniques involving measuring glucose in interstitial fluid. The Company believes that products utilizing this technique are also several years away.

BUSINESS STRATEGY

          Since fiscal 1992, the Company has assembled a new senior management team with extensive experience in the healthcare and consumer products industries. The Company has implemented the following market-driven business strategies to increase revenue and improve the Company's margins and operating income:

     -    PLACE METERS WITH PEOPLE WHO ACTIVELY TEST THEIR BLOOD GLUCOSE LEVELS

          The Company seeks to place its meters with active testers, in order to promote long-term and frequent usage of the Company's test strips. The Company targets active testers through referring physicians and other healthcare professionals and its retail marketing efforts.

     -    INCREASE AWARENESS OF THE ADVANTAGES OF MEDISENSE'S PRODUCTS

          MediSense seeks to make its customers and potential customers aware of the reliability, speed, discreteness and convenience of its products. The Company believes that its products offer significant advantages relative to both photometric blood glucose monitoring systems and biosensor-based blood glucose monitors made by other manufacturers. MediSense believes that the convenience and simplicity of its products facilitate more frequent testing and are significant factors in keeping the user as a loyal MediSense customer with sustained strip usage.

     -    INCREASE FREQUENCY OF TESTING AMONG CURRENT USERS OF MEDISENSE'S
          PRODUCTS

          MediSense currently receives through its toll-free service more than 3,300 calls per week from customers whom the Company advises with regard to its monitoring systems and their appropriate use in the management of their condition. The Company is now beginning to use its substantial experience in communicating directly with people with diabetes to initiate regular contact with its customers to educate them about the benefits of frequent testing. Currently, over 1,000 out-bound calls to customers are made each week. The Company believes that frequent contact with end-users, consisting of education and encouragement, will improve their compliance with established diabetes management protocols. The Company believes that frequent testing by people with diabetes will lead to better care and better results at lower costs.

     -    EXPAND THE USE OF MEDISENSE'S PRODUCTS IN PROFESSIONAL ENVIRONMENTS

          The Company seeks to increase the use of its products in professional healthcare environments, such as in physicians' offices, hospitals and long-term care facilities. The Company believes that promoting the use of its products in such settings will not only increase sales of its strips to professional healthcare organizations, but will also increase product referrals by healthcare professionals.

     -    PENETRATE NEW GEOGRAPHIC MARKETS

          The Company has recently expanded its direct sales force both in the United States and other major markets throughout the world. The Company intends to continue to expand distribution of its products into new geographic markets, particularly East Asia and, to a lesser extent, Eastern Europe and other emerging markets.

     -    MAINTAIN LEADERSHIP IN BIOSENSOR TECHNOLOGY

          The Company is the leader in the application of biosensor technology to personal blood glucose monitoring. The Company introduced its first personal blood glucose monitoring systems based on biosensor technology three to five years ahead of its competitors. MediSense seeks to maintain this leadership through continued enhancement of the functionality, convenience and performance of its existing products. Additionally, the Company is focusing its research and development activities on adapting its existing biosensor technology to additional tests for use by people with diabetes.

MEDISENSE'S PRODUCTS

          MediSense develops, manufactures and markets home blood glucose monitoring systems that enable people with diabetes to quickly determine their blood glucose levels. The Company's monitoring systems, ExacTech(R), MediSense(R) 2 and Precision Q-I-D(TM) meters, all with disposable test strips, are compact, fast and easy-to-use. These factors give the Company's systems important competitive advantages. In order to support its presence among healthcare providers, the Company also offers blood glucose monitoring products for the professional market.

Home Blood Glucose Systems

          The Company's home blood glucose monitoring systems consist of a meter and disposable test strips that are designed to be used with that meter. The strips consist of three areas: the target area where the blood is placed and the chemical reaction occurs, the electrode tracks that carry the electrons to the meter, and the contact bars that are inserted into the meter. The systems are typically sold in a kit that includes the meter, a box of 10 or 25 test strips, a lancing device, lancets, a user's manual and a carrying case. MediSense's meters have a warranted four-year life. Each box of test strips contains a strip with which the user can quickly calibrate the meter for the entire box of test strips. The Company also offers a control solution that allows the user to confirm that the meter and test strips are functioning properly.

          The Company currently sells three home blood glucose monitoring systems. The ExacTech(R) system was the Company's first system. The ExacTech Card meter is the approximate size and shape of a thick credit card and has a large screen on which test results are displayed. After the user has placed the blood on the test strip, the test is initiated by pushing a button on the meter. The meter displays a 30-second countdown and then silently presents the user's blood glucose result. The meter turns off automatically after an additional 30 seconds. During the measurement, the meter continuously checks the progress of the test and displays a specific error message should a problem occur. The ExacTech system can also recall the user's last test reading.

          Introduced in 1991, the MediSense(R) 2 (formerly known as Companion 2) is the Company's second generation of home blood glucose monitors and represents improvements on the basic technology incorporated in the ExacTech System. Although similar in function to the ExacTech product, the MediSense 2 is available in two models. The Card, which is similar to the ExacTech Card and the Pen model, which is the size and shape of a pen, incorporate a number of enhanced features. The MediSense 2 system performs a test in 20 seconds (versus 30 seconds for ExacTech), making it one of the fastest home blood glucose monitoring systems currently on the market. The MediSense 2 has an automatic start feature: the test is initiated as soon as the blood is applied to the target area on the end of the test strip. MediSense 2 uses a biosensor test strip with three electrodes that can measure a wider range of glucose concentration while requiring less blood than the ExacTech models. MediSense 2 stores the last ten test readings for review by the user at a later time.

          In June, 1995 in the United States and July, 1995 in Europe, MediSense started shipping the Precision Q-I-D(TM) system, a hand-held blood glucose monitor, and a MICROFLO(TM) test strip. The Precision Q-I-D system delivers enhanced accuracy and convenience. This new hand-held blood glucose monitor with MICROFLO test strips allows patient testing that is unaffected by movement or touch. It was designed and developed to promote compliance with current treatment recommendations.

          MediSense's unique 3-electrode technology limits interference from uric acid, ascorbic acid, and therapeutic doses of aspirin and acetaminophen to provide accurate blood glucose readings. This means accurate performance of the Precision Q-I-D system in the presence of disease conditions such as gout and in the presence of therapeutic doses of many medicines currently used to treat Type II diabetes, arthritis and the common cold.

Professional Products

          Blood glucose is the most frequently ordered test in hospitals, clinics, physicians' offices and alternate care centers. The recently introduced Precision G and the SensorLink Blood Glucose Testing Systems specifically address the needs of healthcare professionals. The Precision G and SensorLink Systems deliver data management capabilities in small (approximately 10" x 4" x 6"), portable systems designed for multi-user testing. The glucose measurement technology used in the Precision G and Sensor Link Systems is similar to that used in the Company's MediSense 2 home glucose meter. Both systems provide printouts of test results (up to 300), operator and patient identification numbers and test strip lot number, along with the date and time of the tests. The Company believes that although not a significant part of total sales, the professional products are important to support its presence among healthcare providers.

SALES

          The Company sells its products through a sales organization of 294 individuals in 16 countries: the United States, Canada, Japan, Germany, Great Britain, France, The Netherlands, Belgium, Sweden, Norway, Denmark, Finland, Austria, Switzerland, Australia and Spain. Direct sales efforts are targeted to the needs and requirements of each market. In addition to its direct sales force, the Company uses independent distributors in over 40 foreign markets including Italy, Taiwan, Korea, Israel, Greece, Portugal, Turkey, Malaysia, Singapore, and the United Arab Emirates. The Company is planning a Latin American introduction in late 1996 or early 1997. Technical support services located in Abingdon, England and Waltham, Massachusetts support worldwide sales by providing technical training to sales representatives and product specialists.

          In the United States, the Company's sales organization consist of 119 individuals. The sales force is divided into two groups: the Medical Professional and the Corporate Account Sales Groups. The primary focus of the Medical Professional Sales Group is on healthcare professionals who recommend blood glucose monitoring systems, and whose acceptance of the Company's products can affect sales at the retail pharmacy. This group calls primarily on general practitioners, family practitioners, internists, diabetes nurse educators and diabetologists, who in the aggregate treat and diagnose 83% of all people with diabetes and who the Company believes exert significant influence in the buying decision. The Corporate Account Group focuses on sales to large chain drug stores, food and drug combination stores, mass merchandisers and wholesalers. Major national accounts include wholesalers, such as Bergen Brunswig and McKesson, drug store chains, such as Osco Drugs, Walgreens and Wal-Mart and specialty providers such as Chronimed.

          The European sales organization totals 152 individuals and is organized by country and region. In Europe, MediSense focuses on key opinion leaders in hospitals, among physicians and in pharmacy distributors according to each country's reimbursement system. In Asia/Pacific, the Company focuses primarily on hospital and pharmacy sectors which are currently the principal sales volume markets.

          See Note 8 of the Notes to Consolidated Financial Statements for the year ended March 31, 1996 contained in Item 8 herein, for the Company's geographic segment information.

MANUFACTURING

          The Company's manufacturing activities involve the production of the two major components of its blood glucose monitoring systems: meters and single-use test strips. The Company manufactures the test strips at its facility in Abingdon, England and assembles and tests the meters in its facility in Waltham, Massachusetts. At March 31, 1996, the Company employed 408 people in its manufacturing facilities, 317 of whom were in England and 91 of whom were in the United States.

          As a pioneer in the field of biosensor technology, the Company has developed an innovative, high-volume, low-cost method for producing its test strips in which a series of reagents and conductive inks are sequentially layered onto a plastic substrate using a proprietary thick film deposition process. The Company has invested significant resources in the development of custom manufacturing equipment and process control systems. The Company continually works to improve its manufacturing capabilities to reduce costs and increase yield, and has significantly reduced the strip cost while increasing output since the product was launched in 1988.

          The Company optimizes its manufacturing capabilities through just-in-time techniques, materials requirement planning, good manufacturing practices and process quality teams. The Company employs quality control systems and is actively engaged in a vendor quality program to assure compliance with the Company's quality standards. Its manufacturing facilities and practices are subject to regulatory requirements and periodic review by the FDA. See "--Government Regulation."

          Of the numerous raw materials, parts and components purchased for use in the Company's products, most are off-the-shelf items readily available from alternate vendors. Several, however, are custom made for the Company to meet its specifications and applications. Single source materials include a pair of custom integrated circuits used in the MediSense(R) 2 and Precision Q-I-D(TM) models and certain reagents and inks used in the production of the Company's test strips. The Company believes that in most of these cases alternate sources of supply are available or could be developed within a reasonable period of time. To date, the Company has been able to obtain adequate supplies of all materials and components from its suppliers. The Company maintains a strategic inventory of certain key components and raw materials currently obtained from single-source suppliers; however, there can be no assurance that such inventories would be adequate to meet the Company's production needs during any interruption of supply. The inability to develop alternate supply sources, if required, or a reduction or stoppage in supply could adversely affect the Company's operations.

RESEARCH AND DEVELOPMENT

          The Company's research and development staff comprised 98 persons at March 31, 1996. The largest group consists of 56 persons engaged in development of test strips, located in Abingdon, England. The engineering group with 28 persons concentrates on meter development and is located in Waltham, Massachusetts. The research group, also located in Waltham, has 14 persons involved with research for new tests and improvements in blood glucose monitoring technology. Although MediSense primarily relies on its own research and development staff, the Company also works with consultants.

          For fiscal 1996, 1995 and 1994, the Company's expenditures for research and development were $11.7 million, $9.2 million and $6.5 million, respectively. The Company expects to add approximately 15 persons to research and development in fiscal 1997 with corresponding increases in expenditures over fiscal 1996.

          The Company is confident that it possesses the engineering and manufacturing capabilities to deliver marketable products on a timely basis. The Company's core biosensor expertise is complemented by staff members with knowledge in spectroscopy, the science underlying noninvasive testing. All of these resources are focused on a number of initiatives to enhance existing products and develop new products. In particular, the Company is focusing on the development of a next generation glucose biosensor with accuracy equivalent to laboratory standards.

          The Company is also developing additional biosensor-based personal home healthcare analytical products. These new tests will monitor and thereby help to manage chronic disorders related to diabetes by measuring the concentration of substances other than glucose in human blood. One application of biosensor technology currently under development by the Company is a test to measure ketones, high levels of which may indicate the onset of diabetic ketoacidosis ("DKA"). DKA, a life-threatening but reversible complication of Type I diabetes, is considered a medical emergency requiring treatment in a medical intensive care unit or equivalent setting. According to the American Diabetes Association, there are 74,000 cases of DKA each year, 70% of which are preventable. It is generally recommended that people with diabetes who are pregnant or who have consistently high glucose levels check their ketone level at least once per day.

          Researchers have for many years pursued noninvasive monitoring of glucose levels in people with diabetes. Noninvasive monitoring would reduce or eliminate the need to draw blood to measure glucose concentration. In the last several years, a great deal of research has been performed in this area. A promising area of noninvasive research is the multivariate analysis of the near-infrared (NIR) spectra obtained from transmission or reflectance from blood-containing tissue. NIR spectroscopy involves illuminating body tissue (e.g., through a finger) with NIR radiation. Some of this radiation is absorbed by the tissue and that absorbency is related to the concentration of constituents in the tissue. Different constituents will have different absorbencies at different wavelengths. Using computer analysis of absorbency at different wavelengths, it is possible to measure glucose concentration. This measurement is difficult because many substances (e.g., water that makes up 50% of tissue) interfere with the glucose measurement. Thus, complex computer analysis and elaborate calibration (perhaps specific to each person) are required. The Company continues to review relevant research in noninvasive monitoring and believes that widespread noninvasive home monitoring remains at least several years away. However, the demand for such a product is high and research shows promise. The Company has ongoing internal research to explore and validate both noninvasive and minimally invasive glucose monitoring techniques. It is also funding an external research program to develop for commercialization a noninvasive analyzer primarily for the diagnosis and treatment of diabetes and related conditions. However, there can be no certainty that this research will lead to a commercial product.

PATENTS AND PROPRIETARY RIGHTS

          Patents are important to the Company's business. The Company also relies heavily upon other proprietary rights including trade secrets and know-how to develop and maintain its competitive position. The Company pursues, owns and maintains patents on a worldwide basis. The Company's principal patents in Europe and the United States relate to its electrode test strips and the use of ferrocene mediator compounds in biosensor electrodes.

COMPETITION

          The Company encounters significant competition from major companies such as Johnson & Johnson, Boehringer Mannheim and Bayer/Miles in the sale of its home blood glucose monitoring systems. These major competitors in the home blood glucose monitoring market have extensive research, marketing and manufacturing capabilities. Companies in the home blood glucose monitoring market compete on the basis of ease of product use, price, product reliability, innovative technology and healthcare professional and consumer acceptance. In the market for meters, price competition involves marketing tactics such as rebates, trade-in offers and volume purchase incentive programs. In the market for test strips, a competitor has indicated an intent to sell a generic strip in the United Sates for use with MediSense's ExacTech(R) meter, and this could cause loss of market share.

          The Company believes that its continued competitive success will depend upon its ability to create and deliver advanced technology to expand its product lines and markets, to develop unique products and to attract and retain qualified personnel.

GOVERNMENT REGULATION

          The medical devices manufactured and marketed by the Company are subject to regulation in the United States by the FDA and, in many instances, by comparable agencies in foreign countries where these devices are manufactured or distributed. Under the Federal Food, Drug, and Cosmetic Act, as amended (the "FDC Act") and the Safe Medical Devices Act of 1990 (the "SMDA") and subsequent amendments, manufacturers of medical devices must comply with applicable provisions of these acts and certain associated regulations governing the testing, manufacturing, labeling, marketing and distribution of medical devices and the reporting of certain information regarding the safety of medical devices. Both the FDC Act and the SMDA require certain clearances from the FDA before medical devices, such as the Company's blood glucose monitoring systems, may be legally marketed.

          FDA permission to distribute a new device can be obtained in one of two ways. If a new or significantly modified device is "substantially equivalent" to an existing legally marketed device, the new device can be commercially introduced after submission of a premarket notification (a "510(k) Submission") to the FDA, and after the subsequent issuance by the FDA of an order permitting commercial distribution. Changes to existing devices that do not significantly affect safety or effectiveness can be made by the Company without a 510(k) Submission.

          The second more comprehensive approval process applies to a new device that is not substantially equivalent to an existing product. First, the Company must conduct clinical trials in compliance with testing protocols approved by an institutional review board for the participating research institution. Second, the Company must submit to the FDA a Premarket Approval ("PMA") application that contains, among other things, the results of the clinical trials. The PMA application also contains other information required under the FDC Act such as a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing and proposed labeling. Finally, the manufacturing site for the product subject to the PMA must pass an FDA premarketing approval inspection.

          All of the Company's current home blood glucose monitoring products have been deemed to meet the standards set forth under the 510(k) procedures, and therefore MediSense has the necessary FDA clearance to market these products in the United States. While the Company believes most of its future products will also qualify for 510(k) clearance, no assurance can be given that such future products may not instead require PMA clearance. There is no guarantee that regulatory marketing clearances will be obtained in the future on a timely basis, if at all. Delays in receiving such clearances could have a significant adverse effect on the Company's business, financial condition and results of operations.

          Certain other countries require the Company to obtain clearances for its products prior to marketing the products in those countries. In addition, certain other countries impose product specifications that differ from those mandated in the United States. These requirements may significantly affect the efficiency and timeliness of international market introduction of the Company's products.

          The Company is inspected on a routine basis for compliance with the FDC Act and applicable regulations, in particular the FDA's Good Manufacturing Practices ("GMP") regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company is required to comply with various FDA requirements for labeling.

          The Company's Precision G and SensorLink systems are subject to the Clinical Laboratories Improvement Act of 1967, the Medicare program and the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). CLIA requires the U.S. Department of Health and Human Services ("HHS") to establish certification standards for any laboratory that performs tests on human specimens and issue certificates to laboratories that meet the standards. The Precision G and SensorLink systems are classified as moderately complex procedures and therefore must contain certain features that allow the laboratories that use them to comply with CLIA.

          If the FDA believes that the Company is not in compliance with the FDC Act, SMDA or their associated regulations, it can institute proceedings to detain or seize the Company's products, require a recall, enjoin future violations and assess civil and criminal penalties against the Company, its directors, officers or employees. The FDA may also withdraw market approval for the Company's products or require the Company to repair, replace or refund the cost of any device manufactured or distributed by the Company. Although the Company believes that it is in substantial compliance with all relevant regulations, the commencement of any action described above against the Company could have a significant impact on its business, financial condition and results of operations.

THIRD-PARTY REIMBURSEMENT

          Third-party payors such as private insurance companies, self-insured employers, health maintenance organizations, national health services, and governmental payors under Medicare and Medicaid programs are a source of reimbursement to users of blood glucose monitoring systems and related products, but there is no uniform policy on reimbursement among third-party payors. The Medicare program reimburses people with diabetes for one meter and for one box of 100 strips each month. In 1994, the Health Care Financing Administration ("HCFA"), which sets rates for the Medicare program, reduced the maximum reimbursement rates for a box of 50 test strips from $63 to between $32 to $37, depending on the state in which the reimbursement is sought. The Office of the Inspector General of the United States Department of Health and Human Services (the "OIG") is conducting a survey to determine more economical methods of providing blood glucose test strips to Medicare beneficiaries. Also, in January, 1995 HCFA established a special payment limit of $58.71 on personal blood glucose meters, down from a maximum $179. Such proposals may lead to increased pricing pressures among manufacturers of blood glucose meters and test strips. Frequent testers who currently receive reimbursement may seek alternative, lower-priced off-brand test strips that are currently available in the U.S. market for use in photometric systems. Because the Company's systems operate only on its proprietary test strips, users may seek alternative meters for which there are lower cost alternatives. The Company's business, financial condition and results of operations could be adversely affected by the continuing efforts of governmental and private payors to reduce the costs of healthcare by lowering reimbursement rates.

          As a provider of products that are reimbursed by Medicare, Medicaid and other third-party payors, the Company is subject to the anti-kickback provisions of the Medicare and Medicaid fraud and abuse laws and similar state laws. These laws prohibit the exchange of remuneration for referrals of services or products reimbursed by Medicare, Medicaid or other third-party payors. Violations of these prohibitions may result in civil and criminal penalties and exclusion from the Medicare and Medicaid programs. In a December 1992 study of discounts and rebates offered to consumers by the home blood glucose monitoring industry, the OIG concluded that claims for reimbursement for these devices submitted to the Medicare program often did not reflect manufacturers' rebates. As a result, OIG recommended that HCFA take appropriate action, including implementing fee schedules, identifying and addressing abusive practices as well as recovering Medicare overpayments. The Company believes that it is in substantial compliance with the federal anti-kickback statute and related safe harbor regulations regarding the disclosure of discounts and rebates.

          Recent healthcare cost containment initiatives in the United States and in Europe that have focused on reduction in reimbursement levels may affect the Company negatively. Emphasis on preventative measures to reduce the overall costs to the healthcare system of complications from diabetes could, however, lead to more frequent testing and use of the Company's test strips. The Company is unable to predict the outcome or the effect on its business of the healthcare reform initiatives.

PRODUCTS LIABILITY

          The testing, marketing and selling of human healthcare products entail an inherent risk of product liability claims and there can be no assurance that product liability claims will not be asserted against the Company. Although the Company maintains product liability insurance, there can be no assurance that product liability claims will not exceed such insurance coverage limits or that such insurance will be available in the future on commercially reasonable terms, if at all. The Company is currently involved in two proceedings arising in the normal course of business from product liability claims. The Company believes the outcome of these suits will not have a material adverse effect on the Company's financial position, cash flow, or results of operations.

EMPLOYEES

          At March 31, 1996, the Company had 1,014 employees, including 408 in operations, 108 in administration, 98 in research and development and 400 in selling, marketing and related administrative support. Of the 1,014 employees, 641 were employed outside the United States. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel.

          The Company's employees are not covered by collective bargaining agreements. Management considers its relations with the Company's employees to be good.

                                     PART I

- --------------------------------------------------------------------------------

ITEM 2. PROPERTIES

          The Company's principal executive office and central manufacturing facility for meters is located in a 95,000 square foot building in Waltham, Massachusetts. The Waltham facility is sub-leased. The sublease expires on September 30, 1996. The Company intends to relocate its executive office and meter manufacturing facility from Waltham to a 150,000 square foot facility in Bedford, Massachusetts. The Bedford facility will be leased for a base term of ten years commencing August, 1996. The Company also leases a total of 105,000 square feet in six buildings in the Abingdon Industrial Park in Abingdon, England. These leases have expiration dates maturing between 2003 and 2011. The Abingdon facilities are used for the development and the manufacture of the Company's test strips.

          The Company maintains 15 sales offices around the world, all of which are leased. The Company believes that its facilities will provide sufficient space suitable for all of the Company's present and planned activities, and that sufficient additional space will be available on reasonable terms, if needed.

ITEM 3. LEGAL PROCEEDINGS

       The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business. The Company believes that none of these proceedings, if adversely determined, would have a material adverse effect on the Company's financial position, cash flow or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II

- --------------------------------------------------------------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

          During fiscal 1996 and 1995, the Company's Common Stock was traded on the Nasdaq National Market under the symbol "MSNS." The price ranges presented below represent the high and low sale prices for each quarter, as reported by the consolidated reporting system. The Company's Common Stock ceased being listed on the Nasdaq National Market on June 12, 1996.

                                     FISCAL 1996                     FISCAL 1995
                              ---------------------------     --------------------------
                                 HIGH            LOW             HIGH            LOW
                              -----------     -----------     -----------    -----------
         First quarter  *      $ 20            $ 13-7/8        $ 12-1/4        $ 12
         Second quarter          27-1/4           17             20-3/8          12
         Third quarter           32               19-7/8         26              16-3/4
         Fourth quarter          46-1/2           24             25-1/8          18-5/8

         * First quarter of fiscal 1995 is from June 30, 1994.

At June 10, 1996, there were approximately 58 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended March 31,                               1996          1995          1994         1993         1992
- ---------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
Statements of Operations Data:
Revenue                                         $ 173,756     $ 140,958     $ 110,384     $ 93,186     $ 89,782
Cost of revenue                                    57,146        47,221        38,651       37,661       37,470
Gross profit                                      116,610        93,737        71,733       55,525       52,312
Selling, general and administrative                71,112        60,002        51,154       46,445       52,586
Research and development                           11,696         9,164         6,537        6,163        7,824
Restructuring charge                                 --            --            --          2,001         --
Total operating expenses                           82,808        69,166        57,691       54,609       60,410
Income (loss) from operations                      33,802        24,571        14,042          916       (8,098)
Interest income (expense), net                      1,589          (965)       (5,070)      (6,364)      (5,224)
Foreign currency exchange gain (loss)                 (20)        1,817          (979)       3,845          637
Net income (loss)                                  31,834        21,978         6,203       (2,515)     (12,985)
Net income per share (1)                        $    1.70     $    1.34     $    0.61         --           --
Weighted average shares outstanding                18,698        16,349        15,684         --           --

Balance Sheet Data:
Working capital (deficiency)                    $  61,678     $  37,024     $   8,586     $ (1,706)    $ (3,334)
Total assets                                      121,182        82,008        43,516       45,626       56,196
Revolving line of credit                            2,207          --             700        8,895       10,067
Other long-term debt, net of current portion          218           436           555        1,027        2,321
Notes payable to stockholders                        --            --          48,330       49,108       45,213
Total stockholders' equity/(deficit) (2)           83,826        48,823       (31,324)     (37,801)     (30,687)

(1) Net income per share for the year ended March 31, 1994 is presented on a supplemental basis. Pro forma net income per share for the year ended March 31, 1994 was $.51. Historical net income per share for the periods prior to fiscal 1995 have not been presented as such information is not considered meaningful.

    See Notes 1 (n), (o) and (p) of the Notes to Consolidated Financial Statements included in Item 8 herein.

(2) No cash dividends were declared or paid during the periods presented on the Company's Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERGER AGREEMENT

          The Company, Abbott Laboratories (Abbott), and AAC Acquisition Corporation, Inc. (AAC), a wholly owned subsidiary of Abbott entered into a merger agreement on March 29, 1996 that provided for the acquisition of MediSense by Abbott for $45.00 per share in cash. Under the terms of the agreement, AAC made a tender offer to acquire all of the outstanding shares of MediSense common stock and Class B common stock. MediSense became a subsidiary of Abbott on May 2, 1996 when AAC accepted for payment 19,861,081 shares of common stock, including all shares of Class B common stock, that had been tendered pursuant to the offer, which constituted approximately 98.4% of the Company's common stock outstanding on a fully diluted basis. AAC paid approximately $876 million, net of the exercise price of existing options for the Company's shares, which it will obtain from Abbott.

                                                                             PERCENTAGE
                                     PERCENTAGE OF REVENUE                    INCREASE
                                        FOR FISCAL YEAR                      FROM PRIOR
                                        ENDED MARCH 31,                     FISCAL YEAR
                              -------------------------------------    -----------------------
                                1996          1995         1994          1996         1995
                              ---------     ---------    ----------    ---------    ----------
Revenue                        100.0%         100.0%       100.0%        23.3%        27.7%
Gross Profit                    67.1           66.5         65.0         24.4         30.7
Total Operating Expenses        47.6           49.1         52.3         19.7         19.9
Income From Operations          19.5           17.4         12.7         37.6         75.0

YEAR ENDED MARCH 31, 1996 VS. YEAR ENDED MARCH 31, 1995

          Revenue increased $32.8 million, or 23.3%, to $173.8 million in the fiscal year ended March 31, 1996 (fiscal 1996), from $141.0 million in the fiscal year ended March 31, 1995 (fiscal 1995). Strip unit volume increased 22.2% with a corresponding 22.7% increase in strip revenue. The increase in strip revenue was attributable to the demand created by increasing the number of meters in use, growth in premium line strips and marketing programs focused on increasing usage. Meter revenue increased 30.5% due to a 54.0% unit volume increase, partially offset by a decline in meter average selling prices. The decline in meter selling prices was caused by the introductory pricing offered on the Precision Q-I-D(TM) meter and competitive pressures.

          International revenue increased $28.7 million, or 31.4%, to $120.4 million in fiscal 1996, from $91.7 million in fiscal 1995. This increase was primarily due to an increase in strip unit volume and a favorable foreign exchange impact of $5.7 million. Domestic revenue increased $4.0 million or 8.2% to $53.3 million in fiscal 1996, from $49.3 million in fiscal 1995. This increase was attributable to increased meter sales from the Precision Q-I-D introduced in June, 1995 and an increase in strip unit volume, partially offset by a reduction in average strip selling prices. The decline in domestic average strip selling prices was caused by special introductory pricing offered on Precision Q-I-D strips, promotional pricing offered to chain stores and wholesalers, and the establishment of a service allowance program for durable medical equipment dealers.

          Gross profit as a percent of revenue improved to 67.1% in fiscal 1996 from 66.5% in fiscal 1995. Gross profit was favorably impacted by foreign exchange and product cost reductions, and unfavorably impacted by increased meter sales and the previously mentioned reductions in average selling prices.

          Operating expenses increased $13.6 million, or 19.7%, to $82.8 million, but decreased as a percent of revenue to 47.6% from 49.1%, in fiscal 1996 as compared to fiscal 1995. The $11.1 million, or 18.5% increase in selling, general and administrative expense was due to expenses associated with the Precision Q-I-D(TM) product launch, increased staffing, higher legal expenses and an unfavorable foreign exchange impact of $1.8 million. Research and development expenses increased $2.5 million, or 27.6% to $11.7 million in fiscal 1996, from $9.2 million in fiscal 1995. The increase was due to the Company's continued expansion of the research and development organization and increases in spending for the development of enhancements and extensions of the current product line, and additional tests for monitoring diabetes. The Company plans to increase research and development expenses in future periods.

          The Company incurred a foreign currency exchange loss of $20,000 in fiscal 1996. The loss was due primarily to the remeasurement of certain intercompany accounts with its foreign subsidiaries. In fiscal 1995, the Company recorded an exchange gain of $1.8 million due primarily to the remeasurement of certain intercompany accounts as the U.S. Dollar weakened against the Australian, Japanese, and European currencies and the British Pound weakened against the Dutch Guilder.

          Interest income increased substantially in fiscal 1996 to $1.7 million, from $0.4 million in fiscal 1995. The increase was attributable to the growth in cash, cash equivalents and marketable securities to an average balance of approximately $32.6 million in fiscal 1996, from an average balance of approximately $11.5 million in fiscal 1995.

          Interest expense decreased to $0.1 million in fiscal 1996, from $1.4 million in fiscal 1995, as a result of the repayment of all loans from stockholders and bank debt during the second quarter of fiscal 1995. The Company maintained this position until its subsidiary borrowed $2.2 million on its line of credit in the fourth quarter of fiscal 1996.

          For fiscal 1996, income taxes were provided at an effective worldwide rate of 10.0%. For fiscal 1995, the effective worldwide rate was 13.6%. The decrease in the rate from the prior period was primarily due to an increase in earnings by certain of the Company's foreign subsidiaries that were able to utilize their net operating loss carryforwards to reduce taxable income. See
Note 6 of Notes to the Consolidated Financial Statements, included herein, for a reconciliation to the statutory rate and additional information concerning the Company's tax situation.

YEAR ENDED MARCH 31, 1995 VS. YEAR ENDED MARCH 31, 1994

          Revenue increased 27.7% in fiscal 1995 to $141.0 million from $110.4 million in fiscal 1994. The increase in revenue was primarily due to a 24.2% increase in strip unit volume. Strip revenue increased 28.9% in fiscal 1995 over the prior year, resulting primarily from the demand created by increasing the number of meters in use, growth in premium line strips, and marketing programs focused on increasing usage. International revenue increased 31.2% during fiscal 1995 to $91.7 million (65.0% of revenue) from $69.9 million (63.3% of revenue) in fiscal 1994. This increase was primarily due to a 22.4% increase in strip unit volume, a $5.2 million favorable foreign exchange impact, and the commencement of sales activity by the Company's Australian subsidiary in January 1994, which increased revenue by $3.6 million. Domestic revenue increased 21.7% in fiscal 1995 to $49.3 million from $40.5 million in fiscal 1994. This sales growth was primarily attributable to increased strip volume resulting from the restructuring and refocusing of the U.S. sales force and expansion of distribution channels.

          Gross profit as a percentage of revenue improved to 66.5% in fiscal 1995 from 65.0% in fiscal 1994. This increase was primarily due to a shift in the revenue mix to strips which yield a higher gross margin than meters and, to a lesser extent, a reduction in the unit cost to manufacture strips.

          Selling, general and administrative expenses increased 17.3% to $60.0 million in fiscal 1995 from $51.2 million in fiscal 1994, but decreased as a percentage of revenues to 42.6% in fiscal 1995 from 46.3% in fiscal 1994. The increase in dollars reflects the continued expansion of the Company's domestic and international sales and marketing organizations and increases in the number of promotional meter placements. The foreign exchange impact increased expenses by $1.7 million in fiscal 1995, as compared to fiscal 1994. Fiscal 1994 included $2.9 million of prepaid royalty amortization, which ended in December 1993.

          The Company significantly increased its investment in research and development by $2.6 million in fiscal 1995 as compared to fiscal 1994. The increase reflects the expansion of the research and development organization and an increase in spending for the development of noninvasive measurement technology and additional tests for monitoring diabetes.

          Interest expense decreased to $1.4 million in fiscal 1995 from $5.2 million in fiscal 1994. The decline was principally a result of the repayment of long-term notes payable to stockholders and all bank debt during fiscal 1995.

          The Company reported a foreign exchange gain of $1.8 million in fiscal 1995 versus a foreign exchange loss of $1.0 million in fiscal 1994. These amounts result principally from the remeasurement of intercompany account balances arising from inventory purchases. The Company manufactures strips in England and intercompany sales of strips to the United States and Europe are denominated in British Pounds. Gains over the prior year reflect a weakening in the U.S. Dollar versus European, Japanese, and Australian currencies in which the Company holds significant foreign currency denominated intercompany assets. In addition, gains resulted from a stronger Dutch Guilder versus the British Pound in which the Company, through its Dutch rebilling center, holds significant intercompany liabilities denominated in British Pounds.

          For fiscal 1995, income taxes were provided at an effective worldwide rate of 13.6%. For fiscal 1994, the effective worldwide rate was 22.4%. The decrease in the rate from the prior period was primarily due to an increase in earnings by the Company's domestic operations and certain foreign subsidiaries that are able to utilize their net operating loss carryforwards to reduce taxable income, partially offset by an increase in the provision for income taxes in states which disallow the benefit of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

          Cash flow from operating activities increased significantly during the year, increasing to $33.8 million in fiscal 1996, from $19.6 million in fiscal 1995. Cash, cash equivalents and short-term investments totaled $51.1 million at March 31, 1996 compared to $26.0 million at March 31, 1995. Working capital increased $24.7 million to $61.7 million at the end of fiscal 1996 from $37.0 million at the end of fiscal 1995.

          Capital expenditures during fiscal 1996 were approximately $11.4 million and were funded by cash flow from operations. Management anticipates that capital expenditures for the next 12 months will be approximately $16.0 million and will consist primarily of leasehold improvements and additions to manufacturing equipment. The Company expects to fund fiscal 1997 capital expenditures with cash on hand and cash flow from operations.

          The increase in other assets was due to a $2.0 million minority investment in a strategically related healthcare business made by the Company in August, 1995.

          During fiscal 1996, the Company received $5.5 million from the issuance of approximately 552,000 shares of Common Stock under stock option and stock purchase plans. In conjunction with the previously mentioned merger, 2.3 million of the options outstanding were exercised in April, 1996 and the remainder are expected to be exercised in July, 1996, and the shares tendered as part of the merger.

          The Company has a revolving line of credit agreement with a bank which expires on January 9, 1997. On January 9, 1995, the bank line of credit was increased from $8.5 million to $20 million, of which a maximum of $10 million may be a foreign commitment. Under the amended line of credit, borrowings accrue interest at the bank's base rate, LIBOR plus 1 1/2%, or the applicable foreign branch cost of funds, plus 1 1/2%. Borrowings are secured by all assets in the United States and inventory in the United Kingdom. As of March 31, 1996, no amounts were outstanding under this revolving line of credit.

          In addition, one of the Company's subsidiaries has a revolving line-of-credit agreement with a bank in the amount of approximately $2.2 million. This line of credit expires on February 27, 1997, and borrowings accrue interest at LIBOR plus 35 basis points. Borrowings are fully cash secured (reported as "restricted cash" on the balance sheet) in an amount at least equal to 115% of the outstanding principal. At March 31, 1996, the subsidiary had fully utilized the line of credit and had an outstanding loan balance of $2,207,000.

          At March 31, 1996, the Company had net domestic operating loss carryforwards for federal tax and financial reporting purposes of approximately $37.1 million and $24.3 million, respectively. The Company's foreign subsidiaries also had net operating loss carryforwards of approximately $15.7 million. In addition, the Company has available federal tax credit carryforwards of approximately $1.3 million at March 31, 1996. These carryforwards may be used to offset future taxable income and future tax liabilities, respectively, if any, and are subject to review and possible adjustment. The Tax Reform Act of 1986 limits the amount of domestic net operating loss and credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. As a result of a change of ownership during fiscal 1995 and based on the valuation of the Company at that time, the annual limitation imposed on utilization of the domestic net operating loss carryforwards is approximately $23 million.

          The previously mentioned exercise of options in April, 1996 generated an additional net operating loss for tax purposes of $68.6 million. This loss, combined with the Company's income for the period, resulted in a net operating loss carryforward for federal tax purposes of $102.1 million as of May 4, 1996. In addition, a second ownership change was triggered by the acquisition of the Company by Abbott Laboratories. Therefore, based on the value of the Company on that date, the annual limitation imposed on the utilization of the additional net domestic operating loss carryforwards will be approximately $49.8 million.

          During fiscal years 1996 and 1995, international revenue accounted for approximately 69.3% and 65.0%, respectively, of total revenue. The
Company's international revenue is primarily denominated in foreign currencies. In addition, the Company's strip manufacturing facility is in England and the Company has 14 international sales subsidiaries. Accordingly, there are significant intercompany transactions, and the resulting intercompany balances are denominated in currencies other than the U.S. Dollar. The Company has established two centralized billing centers that are intended to mitigate the foreign currency transaction exposure of the international sales subsidiaries. In addition, the Company attempts to minimize the net intercompany balances denominated in currencies other than the U.S. Dollar by increasing the capitalization of certain subsidiaries and managing the transfer of cash between subsidiaries. To date, the Company has not entered into any financial instruments to hedge either foreign currency denominated transactions or net investments in foreign subsidiaries. While the Company continues to monitor foreign currency markets and takes those actions it deems prudent and within its control, the Company will continue to be subject to foreign currency fluctuations.

          The Company expects that with its cash flow from operations, and the financial resources of Abbott Laboratories to have sufficient funds to meet its cash needs for working capital, debt service and capital expenditures for at least one year. The Company's working capital and capital requirements are subject to change and will depend upon numerous factors including the level of capital expenditures, research and development activities, competitive and technological developments and the availability for purchase or other acquisition by the Company of complementary products and technologies.

RECENTLY ISSUED ACCOUNTING STANDARDS

          Statement of Financial Accounting Standards No. 121. Accounting for the Impairment of Long-Lived Assets to be Disposed of (SFAS 121) was issued in March, 1995 by the Financial Accounting Standards Board. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is required to be adopted for fiscal years beginning after December 15, 1995. Adoption of SFAS 121 by the Company is not expected to have a significant effect on the consolidated financial statements.

          Statement of Financial Accounting Standards No. 123. Accounting for Stock-Based Compensation (SFAS 123) was issued by the Financial Accounting Standards Board in October, 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair value based method of accounting for employee stock options or similar equity instruments, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion 25 must make proforma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company currently accounts for its equity instruments using the accounting prescribed by Opinion 25. The Company does not currently expect to adopt the accounting prescribed by SFAS 123; however, the Company will include the disclosures required by SFAS 123 as required in future consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See the Index to Financial Statements and Index to Financial Statement Schedule appearing on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names of the current directors and executive officers of the Company, their ages as of May 2, 1996, and certain other information about them are set forth below.

               Name               Age                      Position
      ------------------------    ---  -----------------------------------------------------
      Robert L. Coleman, Ph.D.    50   President, Chief Executive Officer and Director
      John H. Chiricotti          48   Corporate Vice President and Chief Financial Officer
      Peter C. Gonze              47   Corporate Vice President-- Sales and Marketing, North
                                       America
      Lawrence W. Huffman         51   Corporate Vice President-- International Sales and
                                       Marketing
      Geoffrey H. Jenkins         44   Corporate Vice President-- Operations
      Donald L. Pieper, Ph.D.     55   Corporate Vice President-- Research and Development
      Gerald J. Bojas             59   Corporate Controller and Treasurer
      Gary P. Coughlan            52   Director
      Jose M. de Lasa             54   Director
      Miles D. White              41   Director

         The executive officers of the Company are elected annually by the Board of Directors following the annual meeting of stockholders and serve at the discretion of the Board of Directors.

         Dr. Coleman has served as President, Chief Executive Officer and a Director of the Company since September 1991. From April 1976 to May 1991, Dr. Coleman served as President and Chief Executive Officer and from May 1991 until late 1991, Dr. Coleman was Chairman of the Board of NOVA Biomedical Corporation, a manufacturer of clinical laboratory equipment. Dr. Coleman has a Ph.D. in Analytical Chemistry from the University of Tennessee.

         Mr. Chiricotti has served as Corporate Vice President and Chief Financial Officer of the Company since February 1993. Beginning in 1984 and until joining the Company, he was at Boston Scientific Corporation, a medical device manufacturer, principally as Vice President -- Finance and Chief Financial Officer. Mr. Chiricotti has an M.B.A. from DePaul University.

         Mr. Gonze has served as Corporate Vice President -- Sales and Marketing, North America for the Company since January 1996. Prior to that, he was President of The Griffin Group, a business consulting firm. From 1990 to 1994, Mr. Gonze served as Vice President of Business Development, Vice President of Product Management and as a member of the Management Board of Johnson & Johnson, Advanced Care Products Division. Mr. Gonze has a degree in Strategic Marketing Management from the Harvard Business School.

         Mr. Huffman has served as Corporate Vice President -- International Sales and Marketing for the Company since November 1995. Prior to that, he was President of AmSou, Inc., a distributor of medical and consumer health products. From 1993 to 1994, he served as President of Leocor, Inc., a manufacturer of medical devices. From 1989 to 1992, he was General Manager of Robert et Carriere-Lederle, a French pharmaceutical and medical device company. Mr. Huffman has an M.B.A. from the Wharton Graduate School of Business.

         Mr. Jenkins has served as Corporate Vice President -- Operations in charge of the Company's worldwide manufacturing activities since 1991. From 1987 to 1991, he was Vice President of U.S. Operations. From 1984 to 1987, he was Manager of Electronic Development for the Company. From 1981 to 1984, he was Project Director, Medical Products, at Sontek Industries, Inc., a manufacturer of medical products. Mr. Jenkins has a B.S. in Engineering from Clarkson University.

         Dr. Pieper has served as Corporate Vice President -- Research and Development of the Company since October 1993. He served as Vice President of Product Development at NOVA Biomedical Corporation from 1990 to 1992. From 1989 to 1990, he served as President and General Manager of Automatic, Inc., a manufacturer of machine vision systems, and from 1980 to 1989 as its Vice President of Research and Development. He holds a Ph.D. in Mechanical Engineering from Stanford University.

         Mr. Bojas has served as Corporate Controller and Treasurer of the Company since 1991. He served as Chief Financial Officer of the Company from April 1990 to December 1991. From 1981 to April 1990, Mr. Bojas was Corporate Controller at Compugraphic Corporation, a supplier of computerized photocomposition systems. Mr. Bojas attended the M.B.A. program at the University of Michigan.

         Mr. Coughlan has served as Senior Vice President, Finance and Chief Financial Officer of Abbott Laboratories for at least the past five years.

         Mr. de Lasa has served as Senior Vice President, Secretary and General Counsel of Abbott Laboratories since 1994. From 1991 to 1994, he served as Vice President and Associate General Counsel of Bristol-Myers Squibb Company. In 1994 he also became Secretary of such company.

         Mr. White has served as Senior Vice President, Diagnostic Operations of Abbott Laboratories since 1994. From 1993 to 1994, he served as Vice President, Diagnostic Systems and Operations, from 1992 to 1993, he served as Divisional Vice President and General Manager, Diagnostic Systems and Operations. Prior to 1992, he served as Divisional Vice President and General Manager, Hospital Laboratory Sector.

ITEM 11.   EXECUTIVE COMPENSATION

         The table below sets forth information with respect to the compensation of each of the chief executive officer and the four other most highly paid executive officers of the Company in fiscal 1996 (collectively, the "Named Executive Officers"). No options were granted to the Named Executive Officers in fiscal 1995.

                           SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                              ANNUAL COMPENSATION            COMPENSATION
                              ---------------------------------------------- ------------
                                                                              SECURITIES      ALL
                                                                OTHER ANNUAL  UNDERLYING     OTHER
    NAME AND PRINCIPAL        YEAR         SALARY      BONUS    COMPENSATION   OPTIONS    COMPENSATION
         POSITION
- ---------------------------   ----      ------------  --------  ------------  ----------  ------------
Robert L. Coleman ....        1996      $350,000      $245,000       --          200,000    $2,423 (2)
  President and               1995      $300,194      $210,000       --               --        --
  Chief Executive             1994      $251,603      $175,000       --          725,000        --
  Officer

John H. Chiricotti .....      1996      $257,847 (1)  $ 60,000       --           80,000    $4,610 (2)
   Corporate Vice             1995      $246,916 (1)  $ 68,149       --               --    $4,601 (2)
   President and              1994      $226,122 (1)  $ 47,000       --           37,500    $2,733 (2)
   Chief Financial
   Officer

Geoffrey H. Jenkins ...       1996      $201,537      $ 90,000       --           80,000    $4,606 (2)
   Corporate Vice             1995      $188,412      $113,047       --               --    $4,709 (2)
   President                  1994      $171,909      $ 78,000       --          266,500    $6,478 (2)
   -- Operations

Donald L. Pieper .......      1996      $184,575      $100,000       --           80,000    $4,862 (2)
   Corporate Vice             1995      $172,587      $103,552       --               --    $4,106 (2)
   President of Research      1994 (3)  $ 72,692      $ 37,500       --          180,000        --
   and Development

Gerald J. Bojas ..........    1996      $125,000      $ 25,000       --            9,000    $4,277 (2)
   Corporate Controller       1995      $117,027      $ 37,554       --               --    $4,526 (2)
   and Treasurer              1994      $110,705      $ 11,071       --           15,000    $3,390 (2)

- ---------------------------

(1)      Includes a guaranteed minimum annual bonus of $50,000.

(2)      Represents Company matching contribution to the MediSense 401(k) Plan.

(3)      Mr. Pieper joined the Company in October, 1993.

OPTIONS GRANTED IN  FISCAL YEAR 1996

                                                                                POTENTIAL REALIZABLE
                                       % OF                                     VALUE AT ASSUMED
                    NUMBER OF          TOTAL                                    ANNUAL RATES OF STOCK
                    SECURITIES        OPTIONS                                   PRICE APPRECIATION
                    UNDERLYING       GRANTED TO     EXERCISE                    FOR OPTION TERMS (1)
                      OPTIONS        EMPLOYEES      PRICE PER     EXPIRATION
    NAME            GRANTED (2)      IN FY 1996     SHARE (3)       DATE            5%              10%
- -------------       ----------       ----------     ---------     ----------    ----------      ----------
Robert Coleman        200,000          17.3%        $15.8125      14-May-05     $1,988,896      $5,040,076
John Chiricotti        80,000           6.9%        $15.8125      14-May-05       $795,559      $2,016,031
Geoffrey Jenkins       80,000           6.9%        $15.8125      14-May-05       $795,559      $2,016,031
Donald Pieper          80,000           6.9%        $15.8125      14-May-05       $795,559      $2,016,031
Gerald Bojas            9,000           0.8%        $15.8125      14-May-05        $89,500        $226,803

(1) Illustrates value that might be realized upon exercise of options immediately prior to the expiration of their term, assuming specified compounded rates of appreciation of MediSense Common Stock over the term of the option. Assumed rates of appreciation are not necessarily indicative of future stock performance

(2) Options were granted to the above individuals on May 15, 1995 with initial vesting six months from date of grant and quarterly thereafter; and expire ten years from date of grant.

(3) The exercise price per share is the fair market value of a share of MediSense Common Stock on the date of grant.

(4) Employees were granted options to purchase 1,157,750 shares of Common Stock in FY 1996.

         The following table sets forth for the Named Executive Officers certain information regarding stock options held at March 31, 1996 and stock option exercises during fiscal 1996:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                          NUMBER OF SECURITIES
                         SHARES                          UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                        ACQUIRED                               OPTIONS AT               IN-THE-MONEY OPTIONS
                           ON                             FISCAL YEAR-END (#) *        AT FISCAL YEAR-END ($)
                        EXERCISE         VALUE         -------------------------      ------------------------
                          (#)         REALIZED ($)     EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
                        --------      ------------     -------------------------      -------------------------
Robert L. Coleman          --           $     --          479,105 / 195,895           $16,958,680 / $5,778,507
John H. Chiricotti         --           $     --          127,500 /  70,000           $ 4,489,594 / $2,012,500
Geoffrey H. Jenkins     103,000         $809,595           82,900 /  78,100           $ 2,894,586 / $2,302,176
Donald L. Pieper         90,000         $717,751           70,000 / 100,000           $ 2,433,250 / $3,085,375
Gerald J. Bojas           5,000         $ 46,000           35,601 /  11,624           $ 1,265,285 / $  360,487

* All of the above options were exercised in April, 1996 as part of the Merger Agreement with Abbott Laboratories.

EMPLOYMENT AGREEMENTS

         On September 24, 1991, Dr. Coleman entered into a one-year employment agreement with the Company that automatically extends for successive one-year terms on each anniversary date unless terminated by either party on ninety days' notice. Under the agreement, the Company agrees to pay Dr. Coleman a base salary of $225,000 subject to annual review by the Board of Directors, and a bonus based on Company performance in the range of 35% to 70% of the base salary as then in effect. The base salary for fiscal 1996 was $350,000. The agreement granted Dr. Coleman an option to purchase 500,000 shares of Common Stock and contains a clause prohibiting Dr. Coleman from competing for a period of two years following termination of employment. In the event Dr. Coleman is terminated without cause (as defined in the agreement), the Company is obligated to pay his base salary for a period of twelve months from the date of termination.

         Mr. Jenkins has entered into an employment agreement with the Company dated September 9, 1992. The agreement, which expired on March 31, 1993, is automatically extended for one-year periods commencing on its expiration date unless terminated by either party on ninety days' notice. Mr. Jenkins is entitled to receive base salary at the rate of $145,000 per year, subject to annual review by the Board, and a cash bonus of up to 40% of his base salary based on the achievement of specific performance goals. Mr. Jenkins' base salary for fiscal 1996 was $201,537. With respect to the options outstanding prior to the date of the agreement, the agreement provides for automatic vesting with respect to 75% of the shares covered thereby in the event of the termination by the Company of Mr. Jenkins' employment without cause (as defined in the agreement) or in the event of a change in control of the Company. The agreement contains a clause prohibiting Mr. Jenkins from competing for a period of one year following termination of employment. In the event Mr. Jenkins is terminated without cause, the Company is obligated to pay his base salary for twelve months following the date of termination.

         Mr. Pieper entered into an employment agreement with the Company on February 2, 1995 that governs his employment relationship from the commencement of his employment (October 6, 1993). The agreement automatically extends for successive one-year terms on October 6 of each year unless terminated by either party on ninety days' notice. The agreement sets Mr. Pieper's base compensation of $172,500 per year, subject to increase in the sole judgment of the Board of Directors. Mr. Pieper's base salary for fiscal 1996 was $184,575. In addition, each year Mr. Pieper will receive a bonus of between 30% and 60% of his base compensation based upon the achievement of specific performance goals. In the event of termination other than for cause, the Company will pay Mr. Pieper base compensation for twelve months and a bonus prorated for the year in which termination occurs. For options outstanding on February 2, 1995, the agreement provides for automatic vesting of all shares covered thereby in the event of a merger, consolidation, liquidation, dissolution or sale of all or substantially all of the Company's assets. For options subsequently granted, the agreements provide for automatic vesting as to 75% of the shares in such events. Mr. Pieper's agreement prohibits him from competing with the Company for a period of 24 months following termination.

         Mr. Chiricotti's written offer of employment contained a provision which provides that, if terminated, he will receive one year of severance pay. In addition, the offer letter guarantees Mr. Chiricotti an annual bonus of at least $50,000.

         Gerald J. Bojas, Corporate Controller and Treasurer entered into an agreement with the Company on November 15, 1990. Pursuant to this agreement, Mr. Bojas will be entitled to receive a lump sum payment equal to two times his base salary in the event that he is terminated after a Change in Control of the Company or if he resigns for certain specified reasons after such a Change in Control. A "Change in Control" is defined in the agreement as any of several events, including the replacement of a majority of the directors of the Company as a result of a tender offer, the acquisition by an entity (or a group of entities acting together) of securities representing 30% of the voting power of the Company and the execution of an agreement providing for any of the transactions described in the definition of "Change in Control". To the extent that any payments under the agreement are not deductible by the Company pursuant to Section 280G of the Internal Revenue Code of 1986, as amended, such payments will be reduced to the extent necessary to avoid the loss of the deduction.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table and notes thereto set forth certain information with respect to the beneficial ownership of the Common Stock as of June 10, 1996 by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the chief executive officers and the four other most highly paid executive officers of the Company in fiscal 1996 (collectively, the "Named Executive Officers") and each director of the Company, and (iii) all executive officers and directors of the Company as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

                                                             COMMON STOCK BENEFICIALLY OWNED
                                                             --------------------------------
                                                                                   PERCENT OF
                                                             NUMBER OF            OUTSTANDING
        5% STOCKHOLDERS                                        SHARES               SHARES (1)
        ---------------------------------------------        ----------           -----------
        AAC Acquisition, Inc.                                19,861,081               98.4
            A wholly owned subsidiary of
            Abbott Laboratories
            100 Abbott Park Road
            Abbott Park, Illinois 60064

        NAMED EXECUTIVE OFFICERS
        ---------------------------------------------

        Robert L. Coleman                                      - 0 -                 - 0 -
        John H. Chiricotti                                     - 0 -                 - 0 -
        Geoffrey H. Jenkins                                    - 0 -                 - 0 -
        Donald L. Pieper                                       - 0 -                 - 0 -
        Gerald J. Bojas                                        - 0 -                 - 0 -

        DIRECTORS
        ---------------------------------------------

        Gary P. Coughlan                                       - 0 -                 - 0 -
        Jose M. de Lasa                                        - 0 -                 - 0 -
        Miles D. White                                         - 0 -                 - 0 -
        All directors  and  executive  officers as a          160,000                 0.8
        group (10 persons) (1)

- --------------------

(1) Includes shares of Common Stock underlying options held by the executive officers. All such options became exercisable upon consummation of the merger.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company, Abbott Laboratories (Abbott), and AAC Acquisition Corporation, Inc. (AAC), a wholly owned subsidiary of Abbott Laboratories, entered into a merger agreement on March 29, 1996 that provided for the acquisition of MediSense by Abbott for $45.00 per share in cash. Under the terms of the agreement, AAC made a tender offer to acquire all of the outstanding shares of MediSense Common Stock and Class B Common Stock. On May 2, 1996, AAC accepted for payment 19,861,081 shares of Common Stock, including all shares of Class B Common Stock, that had been tendered pursuant to the offer, which constituted approximately 98.4% of the Company's Common Stock outstanding on a fully diluted basis. AAC paid approximately $876 million, net of the exercise price of existing options for the Company's shares, which it will obtain from Abbott.

          Pursuant to the merger agreement, a wholly-owned subsidiary of AAC will be merged with and into the Company with the Company as the surviving corporation in the merger. As a result of the merger, each outstanding share of Common Stock will be converted into the right to receive $45.00 per share in cash. An information statement relating to the merger will be mailed to shareholders in advance of a special shareholders meeting that will be called to approve the merger. As a result of Abbott's 98.4% ownership of the Common Stock, approval of the merger at the special shareholders meeting is assured.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) FINANCIAL STATEMENTS

             (1) The financial statements contained in the accompanying Index to Consolidated Financial Statements covered by the Independent Auditor's Report are filed as part of this Report (see Page F-1).

             (2)  FINANCIAL STATEMENT SCHEDULE

                  The financial statement schedule contained in the accompanying Index to Consolidated Financial Statements covered by the Independent Auditor's Report are filed as part of this Report (see Page F-1).


             (3)  EXHIBITS

                  The exhibits contained in the Index to Exhibits are filed as part of this Report (see page 28).

         (b) REPORTS ON FORM 8-K

                 During the last Quarter of Fiscal 1996, Form 8-K, dated March 29, 1996, reported the following:

                 Item 5. Other Events - Abbott Laboratories and MediSense, Inc. announce definitive agreement through which Abbott will acquire MediSense.

                 Item 7. Exhibits - Agreement and Plan of Merger dated as of March 29, 1996 (the "Merger Agreement") among Abbott, AAC Acquisition, Inc., and the Company.

                                  EXHIBIT INDEX

                                   Description

      2.1 -- Agreement and Plan of Merger dated as of March 29, 1996 (the "Merger Agreement") among Abbott Laboratories, AAC Acquisition, Inc., and the Company (8)

      2.2   -- Amendment to Agreement and Plan of Merger dated as of May
               30,1996 (1)

      3.1   -- Second Restated Articles of Organization (6)

      3.2   -- By-Laws of the Company (6)

      4.1   -- Specimen Common Stock Certificate (4)

     10.1 -- Amended and Restated Revolving Credit Agreement dated as of January 9, 1995 among MediSense, Inc., MediSense Import/Export, Inc., MediSense International, Inc. and the First National Bank of Boston (6)

     10.2   -- 1983 Stock Option Plan (2)+

     10.3   -- 1992 Directors' Stock Option Plan (2)+

     10.4   -- 1993 Stock Option Plan (2)+

     10.5 -- Employment Agreement between the Company and Robert L. Coleman as amended (4)+

     10.6   -- Employment Agreement between the Company and George O. Joseph
               (2)+

     10.7   -- Employment Agreement between the Company and Geoffrey H.
               Jenkins (2)+

     10.8   -- Employment Letter between the Company and John H. Chiricotti (2)+

     10.10 -- Sublease of 266 Second Avenue, Waltham, MA from Helix Technology Corporation to MediSense, Inc. (2)

     10.11 -- Voting Agreement between Baxter and certain stockholders of MediSense (2)

     10.12 -- Voting Agreement between Morgan Capital Corporation and MediSense (2)

     10.13  -- Registration Rights Agreement (2)

     10.15  -- 1995 Directors' Stock Option in Lieu of Retainer Plan (7)+

     10.16 -- Lease of 2-14 Crosby Drive, Bedford, MA from Bedford Business Park Limited Partnership to MediSense, Inc. (1)

     10.17  -- Agreement between the Company and Gerald J. Bojas (1)+

     10.18  -- Employment Agreement between the Company and Donald L. Pieper
               (1)+

     11.    -- Statement of Computation of Net Income Per Share (1)

     21.    -- Subsidiaries of the Registrant (5)

     27.    -- Financial Data Schedule (1)

- ------------

     (1)  Filed herewith.

     (2) Filed with the Registrant's Registration Statement on Form S-1 (No. 33-78686) filed with the Commission on May 6, 1994.

     (3) Filed with the Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 33-78686) filed with the Commission on May 26, 1994.

     (4) Filed with the Registrant's Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 (No. 33-78686) filed with the Commission on June 10, 1994.

     (5) Filed with the Registrant's Pre-Effective Amendment No. 3 to Registration Statement on Form S-1 (No. 33-78686) filed with the Commission on June 21, 1994.

     (6) Filed with the Registrant's Registration Statement on Form S-1 (No. 33-88774) filed with the Commission on January 26, 1995.

     (7) Filed with the Registrant's Form 10-Q for the quarterly period ended December 30, 1995.

     (8)  Filed with the Registrant's Form 8-K dated March 29, 1996.

     +    Indicates management or compensatory contract or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 20, 1996                            MEDISENSE, INC.

                                                By  /S/    JOHN H. CHIRICOTTI
                                                    ----------------------------
                                                           JOHN H. CHIRICOTTI
                                                        CHIEF FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exhange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                              Title                            Date
             ---------                              -----                            ----
       /S/ ROBERT L. COLEMAN           Director, President and Chief            June 20, 1996
- ------------------------------------   Executive Officer (Principal
         ROBERT L. COLEMAN             Executive Officer)

      /s/ JOHN H. CHIRICOTTI           Chief Financial Officer (Principal       June 20, 1996
- ------------------------------------   Financial Officer)
        JOHN H. CHIRICOTTI

        /s/ GERALD J. BOJAS            Treasurer (Principal Accounting          June 20, 1996
- ------------------------------------   Officer)
          GERALD J. BOJAS

       /s/ GARY P. COUGHLAN            Director                                 June 20, 1996
- ------------------------------------
         GARY P. COUGHLAN

        /s/ JOSE M. de LASA            Director                                 June 20, 1996
- ------------------------------------
          JOSE M. DE LASA

        /s/ MILES D. WHITE             Director                                 June 20, 1996
- ------------------------------------
          MILES D. WHITE

                        MEDISENSE, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         PAGE

CONSOLIDATED FINANCIAL STATEMENTS

  Report of Independent Public Accountants                                F-2

  Consolidated Balance Sheets as of March 31, 1995 and 1996               F-3

  Consolidated Statements of Operations for the Years Ended
  March 31, 1994, 1995 and 1996                                           F-4

  Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended March 31, 1994, 1995 and 1996                       F-5

  Consolidated Statements of Cash Flows for the Years
  Ended March 31, 1994, 1995 and 1996                                     F-6

  Notes to Consolidated Financial Statements                              F-7


FINANCIAL STATEMENT SCHEDULES

  Report of Independent Public Accountants on Schedule                   F-24

  Schedule II--Valuation and Qualifying Accounts Years
  Ended March 31, 1996, 1995 and 1994                                    F-25

  Exhibit 11--Calculation of Shares Used in Determining
  Net Income and Pro Forma Net Income per Share                          F-26

                               ARTHUR ANDERSEN LLP









                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To MediSense, Inc.:

We have audited the accompanying consolidated balance sheets of MediSense, Inc. (a Massachusetts corporation) and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MediSense, Inc. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.




                                          /s/ ARTHUR ANDERSEN LLP





Boston, Massachusetts
May 10, 1996

                        MEDISENSE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                    MARCH 31,
                                                               1996           1995

CURRENT ASSETS:
  Cash and cash equivalents                               $ 24,114,000    $ 10,210,000
  Marketable securities (Note 1(g))                         26,984,000      15,781,000
  Accounts receivable, less reserves of approximately
   $1,091,000 and $1,057,000 at March 31, 1996 and 1995,
   respectively                                             27,130,000      24,572,000
  Other receivables                                          1,980,000       1,413,000
  Inventories (Note 1(h))                                   14,634,000      14,758,000
  Other current assets                                       2,372,000       1,816,000
                                                          ------------     -----------

      Total current assets                                  97,214,000      68,550,000
                                                          ------------     -----------

                                                            38,901,000      29,592,000
PROPERTY AND EQUIPMENT, AT COST (Note 1(i))
  Less--Accumulated depreciation and amortization           19,662,000      16,498,000
                                                          ------------     -----------

                                                            19,239,000      13,094,000
                                                          ------------     -----------
OTHER ASSETS:
  Restricted cash                                            2,617,000         137,000
  Other assets                                               2,112,000         227,000
                                                          ------------     -----------

                                                             4,729,000         364,000
                                                          ------------     -----------

                                                          $121,182,000     $82,008,000
                                                          ============     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit (Note 2)                       $  2,207,000     $        --
  Current portion of long-term debt (Note 3)                   203,000         540,000
  Accounts payable                                           7,178,000       9,664,000
  Accrued expenses (Note 9)                                 25,948,000      21,322,000
                                                          ------------     -----------

      Total current liabilities                             35,536,000      31,526,000
                                                          ------------     -----------

 DEFERRED INCOME TAXES                                       1,602,000       1,223,000
                                                          ------------     -----------

 LONG-TERM DEBT, NET OF CURRENT PORTION (Note 3)               218,000         436,000
                                                          ------------     -----------
 COMMITMENTS (Notes 3 and 7)

 STOCKHOLDERS' EQUITY (Note 4):
  Convertible preferred stock, $.01 par value-
    Authorized--1,000,000 shares
    Issued--no shares at March 31, 1996 and 1995                    --              --
  Common stock, $.01 par value-
    Authorized--30,000,000 shares
    Issued and outstanding--16,792,849 and 16,240,633
     shares at March 31, 1996 and 1995, respectively           168,000         162,000
  Class A common stock, $.01 par value-
    Authorized--3,000,000 shares
    Issued and outstanding--no shares at March 31, 1996
     and 1995                                                       --              --
  Class B nonvoting common stock, $.01 par value-
    Authorized--1,500,000 shares
    Issued and outstanding--897,340 shares at March 31,
     1996 and 1995                                               9,000           9,000
  Additional paid-in capital                               158,262,000     152,769,000
  Accumulated deficit                                      (67,509,000)    (99,343,000)
  Unrealized loss on available-for-sale securities             (41,000)             --
  Cumulative translation adjustment                         (7,063,000)     (4,774,000)
                                                          ------------     -----------
      Total stockholders' equity                            83,826,000      48,823,000
                                                          ------------     -----------
                                                          $121,182,000     $82,008,000
                                                          ============     ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                        MEDISENSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          YEARS ENDED MARCH 31,
                                                   1996            1995          1994

REVENUE                                        $173,756,000    $140,958,000   $110,384,000

COST OF REVENUE                                  57,146,000      47,221,000     38,651,000
                                                -----------     -----------     ----------

      Gross profit                              116,610,000      93,737,000     71,733,000
                                                -----------     -----------     ----------

OPERATING EXPENSES:
  Selling, general and administrative            71,112,000      60,002,000     51,154,000
  Research and development                       11,696,000       9,164,000      6,537,000
                                                -----------     -----------     ----------

                                                 82,808,000      69,166,000     57,691,000
                                                -----------     -----------     ----------

      Income from operations                     33,802,000      24,571,000     14,042,000

INTEREST INCOME                                   1,716,000         406,000        108,000

INTEREST EXPENSE                                   (127,000)     (1,371,000)    (5,178,000)

FOREIGN CURRENCY EXCHANGE GAIN (LOSS)               (20,000)      1,817,000       (979,000)
                                                -----------     -----------     ----------

      Income before provision for income         35,371,000      25,423,000      7,993,000
        taxes

PROVISION FOR INCOME TAXES                        3,537,000       3,445,000      1,790,000
                                                -----------     -----------     ----------

      Net income                                $31,834,000     $21,978,000     $6,203,000
                                                ===========     ===========     ==========

NET INCOME PER COMMON AND COMMON EQUIVALENT     $      1.70     $      1.34
                                                ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                    18,698,000      16,349,000
                                                ===========     ===========

PRO FORMA NET INCOME PER COMMON AND COMMON
EQUIVALENT SHARE                                                                $      .51
                                                                                ==========
PRO FORMA WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES OUTSTANDING                                        12,223,000
                                                                                ==========
SUPPLEMENTAL NET INCOME PER COMMON AND
COMMON EQUIVALENT SHARE                                                         $      .61
                                                                                ==========
SUPPLEMENTAL WEIGHTED AVERAGE NUMBER OF
COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING                                 15,684,000
                                                                                ==========



       The accompanying notes are an integral part of these consolidated financial statements.

                        MEDISENSE, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                        CONVERTIBLE
                                      PREFERRED STOCK             COMMON STOCK
                                     NUMBER        $.01       NUMBER          $.01
                                    OF SHARES   PAR VALUE   OF SHARES      PAR VALUE

BALANCE, MARCH 31, 1993             572,686     $ 6,000             -      $      -
   Issuance of common stock
     under stock option and
     purchase plans                       -           -             -             -
   Compensation associated with
     the grant of stock options           -           -             -             -
   Amortization of deferred
     compensation                         -           -             -             -
   Forfeiture of restricted stock         -           -             -             -
   Translation adjustment                 -           -             -             -
   Repurchase of common stock             -           -             -             -
   Common stock issued in
     connection with warrant
     exchange                             -           -             -             -
   Net income                             -           -             -             -
                                   --------     -------    ----------      --------

BALANCE, MARCH 31, 1994             572,686       6,000             -             -
   Issuance of common stock
     under stock option and
     purchase plans                       -           -     1,205,218        12,000
   Compensation associated with
     the grant of stock options           -           -             -             -
   Repurchase of stockholders'
     rights                               -           -             -             -
   Exercise of Class A Common
     Stock warrant through the
     surrender of Series D
     Preferred Stock                (93,333)     (1,000)            -             -
   Issuance of common stock in
     initial public offering,
     net of expenses                      -           -     4,575,000        46,000
   Issuance of common stock in
     secondary public offering,
     net of expenses                      -           -        50,000             -
   Payment of preferred stock
     dividends                            -           -             -             -
   Conversion of Class B common
     stock into common stock              -           -       423,125         4,000
   Conversion of preferred stock
     into Class A and Class B
     common stock                  (479,353)     (5,000)            -             -
   Conversion of Class A Common
     Stock into common stock              -           -     9,987,290       100,000
   Translation adjustment                 -           -             -             -
   Net income                             -           -             -             -
                                   --------     -------    ----------      --------

BALANCE, MARCH 31, 1995                   -           -    16,240,633       162,000
   Sale of common stock under
     stock option and purchase
     plans                                -           -       552,216         6,000
   Unrealized loss on
     available-for-sale
     securities                           -           -             -             -
   Translation adjustment                 -           -             -             -
   Net income                             -           -             -             -
                                   --------     -------    ----------      --------

BALANCE, MARCH 31, 1996                   -     $     -    16,792,849      $168,000
                                   ========     =======    ==========      ========

                                         CLASS A COMMON STOCK     CLASS B COMMON STOCK
                                          NUMBER       $.01         NUMBER      $.01
                                        OF SHARES    PAR VALUE    OF SHARES   PAR VALUE


BALANCE, MARCH 31, 1993                  869,229      $  8,000     637,550    $ 6,000
   Issuance of common stock
     under stock option and
     purchase plans                        4,179             -           -          -
   Compensation associated with
     the grant of stock options                -             -           -          -
   Amortization of deferred
     compensation                              -             -           -          -
   Forfeiture of restricted stock           (107)            -           -          -
   Translation adjustment                      -             -           -          -
   Repurchase of common stock             (3,806)            -           -          -
   Common stock issued in
     connection with warrant
     exchange                             86,911         1,000     147,785      2,000
   Net income                                  -             -           -          -
                                      ----------      --------    --------    -------

BALANCE, MARCH 31, 1994                  956,406         9,000     785,335      8,000
   Issuance of common stock
     under stock option and                2,300             -           -          -
     purchase plans
   Compensation associated with
     the grant of stock options                -             -           -          -
   Repurchase of stockholders'
     rights                                    -             -           -          -
   Exercise of Class A Common
     Stock warrant through the
     surrender of Series D
     Preferred Stock                     206,000         2,000           -          -
   Issuance of common stock in
     initial public offering,
     net of expenses                           -             -           -          -
   Issuance of common stock in
     secondary public offering,
     net of expenses                           -             -           -          -
   Payment of preferred stock
     dividends                                 -             -           -          -
   Conversion of Class B common
     stock into common stock                   -             -    (423,125)    (4,000)
   Conversion of preferred stock
     into Class A and Class B
     common stock                        832,750         9,000     535,130      5,000
   Conversion of Class A Common
     Stock into common stock          (1,997,456)      (20,000)          -          -
   Translation adjustment                      -             -           -          -
   Net income                                  -             -           -          -
                                      ----------      --------    --------    -------

BALANCE, MARCH 31, 1995                        -             -     897,340      9,000
   Sale of common stock under
     stock option and purchase
     plans                                     -             -           -          -
   Unrealized loss on
     available-for-sale
     securities                                -             -           -          -
   Translation adjustment                      -             -           -          -
   Net income                                  -             -           -          -
                                      ----------      --------    --------    -------

BALANCE, MARCH 31, 1996                        -      $      -     897,340    $ 9,000
                                      ==========      ========    ========    =======



              The accompanying notes are an integral part of these
                      consolidated financial statements.

                        MEDISENSE, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                        LOSS ON                                        TOTAL
                                          ADDITIONAL                   AVAILABLE-      CUMULATIVE                  STOCKHOLDERS'
                                           PAID-IN      ACCUMULATED     FOR-SALE      TRANSLATION      DEFERRED       EQUITY
                                           CAPITAL        DEFICIT      SECURITIES      ADJUSTMENT    COMPENSATION    (DEFICIT)


BALANCE, MARCH 31, 1993                 $ 95,993,000   $(127,524,000)   $      -     $(6,272,000)     $(18,000)   $(37,801,000)
   Issuance of common stock
     under stock option and
     purchase plans                          122,000               -           -               -             -         122,000
   Compensation associated with
     the grant of stock options                3,000               -           -               -             -           3,000
   Amortization of deferred
     compensation                                  -               -           -               -        18,000          18,000
   Forfeiture of restricted stock             (6,000)              -           -               -             -          (6,000)
   Translation adjustment                          -               -           -         305,000             -         305,000
   Repurchase of common stock               (167,000)              -           -               -             -        (167,000)
   Common stock issued in
     connection with warrant
     exchange                                 (4,000)              -           -               -             -          (1,000)
   Net income                                      -       6,203,000           -               -             -       6,203,000
                                        ------------   -------------    --------     -----------      --------    ------------

BALANCE, MARCH 31, 1994                   95,941,000    (121,321,000)          -      (5,967,000)            -     (31,324,000)
   Issuance of common stock
     under stock option and
     purchase plans                       11,299,000               -           -               -             -      11,311,000
   Compensation associated with
     the grant of stock options               22,000               -           -               -             -          22,000
   Repurchase of stockholders'
     rights                                  (56,000)              -           -               -             -         (56,000)
   Exercise of Class A Common
     Stock warrant through the
     surrender of Series D
     Preferred Stock                          (1,000)              -           -               -             -               -
   Issuance of common stock in
     initial public offering,
     net of expenses                      50,011,000               -           -               -             -      50,057,000
   Issuance of common stock in
     secondary public offering,
     net of expenses                         491,000               -           -               -             -         491,000
   Payment of preferred stock
     dividends                            (4,849,000)              -           -               -             -      (4,849,000)
   Conversion of Class B common
     stock into common stock                       -               -           -               -             -               -
   Conversion of preferred stock
     into Class A and Class B
     common stock                             (9,000)              -           -               -             -               -
   Conversion of Class A Common
     Stock into common stock                 (80,000)              -           -               -             -               -
   Translation adjustment                          -               -                   1,193,000             -       1,193,000
   Net income                                      -      21,978,000           -               -             -      21,978,000
                                        ------------   -------------    --------     -----------      --------    ------------

BALANCE, MARCH 31, 1995                  152,769,000     (99,343,000)          -      (4,774,000)            -      48,823,000
   Sale of common stock under
     stock option and purchase
     plans                                 5,493,000               -           -               -             -       5,499,000
   Unrealized loss on
     available-for-sale
     securities                                    -               -     (41,000)              -             -         (41,000)
   Translation adjustment                          -               -           -      (2,289,000)            -      (2,289,000)
   Net income                                      -      31,834,000           -                             -      31,834,000
                                        ------------   -------------    --------     -----------      --------    ------------

BALANCE, MARCH 31, 1996                 $158,262,000   $ (67,509,000)   $(41,000)    $(7,063,000)     $      -    $ 83,826,000
                                        ============   =============    =========    ===========      ========    ============



              The accompanying notes are an integral part of these
                      consolidated financial statements.

                        MEDISENSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             YEARS ENDED MARCH 31,
                                                      1996             1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $31,834,000      $21,978,000    $6,203,000
  Adjustments to reconcile net income to net
    cash provided by operating activities-
   Depreciation and amortization                    4,325,000        3,670,000     3,348,000
   Amortization of prepaid royalties to a
     stockholder                                           --               --     2,851,000
   Compensation associated with stock issued
     under deferred compensation plan                      --               --        18,000
   Compensation associated with the grant of
     stock options                                         --           22,000         3,000
   Deferred income taxes                              473,000         (397,000)      665,000
   Foreign currency exchange (gain) loss             (152,000)      (1,947,000)      932,000
   Changes in current assets and liabilities-
     Accounts receivable                           (3,494,000)      (7,503,000)   (1,518,000)
     Accounts receivable from stockholder                  --               --     1,781,000
     Other receivables                               (598,000)         372,000      (657,000)
     Inventories                                     (667,000)      (3,959,000)    1,291,000
     Other current assets                            (690,000)        (151,000)     (719,000)
     Accounts payable                              (2,246,000)         755,000    (1,219,000)
     Accrued expenses                               5,033,000        5,572,000     2,246,000
     Accrued interest on notes payable to
       stockholders                                        --        1,191,000     4,150,000
                                                  -----------      -----------    ----------

         Net cash provided by operating
           activities                              33,818,000       19,603,000    19,375,000
                                                  -----------      -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment             (11,394,000)      (5,930,000)    (2,883,000)
  Retirement of property and equipment                144,000           15,000        117,000
  Purchase of marketable securities               (48,313,000)     (15,670,000)            --
  Sales and maturities of marketable
    securities                                     37,155,000               --            --
  (Increase) decrease in restricted cash           (2,485,000)          12,000       453,000
  (Increase) decrease in other assets              (1,892,000)          28,000       465,000
  Unrealized loss on available-for-sale
    securities                                        (41,000)              --            --
                                                  -----------      -----------    ----------
       Net cash used in investing activities      (26,826,000)     (21,545,000)   (1,848,000)
                                                  -----------      -----------    ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under revolving
   lines of credit                                  2,207,000         (700,000)   (8,195,000)
  Net payments on notes payable and accrued
   interest to stockholders                                --      (49,520,000)   (5,000,000)
  Payments on long-term debt                         (531,000)        (327,000)   (1,012,000)
  Repurchase of stockholders' rights                       --          (56,000)           --
  Payment of dividend on preferred stock                   --       (4,849,000)           --
  Initial public offering of common stock                  --       50,057,000            --
  Secondary public offering of common stock                --          491,000            --
  Issuance of common stock under stock
   option and purchase plans                        5,499,000       11,311,000       122,000
  Repurchase of common stock                               --               --      (168,000)
                                                  -----------      -----------    ----------
         Net cash provided by (used in)
         financing activities                       7,175,000        6,407,000   (14,253,000)
                                                  -----------      -----------    ----------

EXCHANGE RATE EFFECTS                                (263,000)         442,000      (277,000)
                                                  -----------      -----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS          13,904,000        4,907,000     2,997,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR       10,210,000        5,303,000     2,306,000
                                                  -----------      -----------    ----------

CASH AND CASH EQUIVALENTS, END OF YEAR            $24,114,000      $10,210,000    $5,303,000
                                                  ===========      ===========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the year for-
   Interest                                        $  158,000       $9,926,000    $6,031,000
                                                   ==========       ==========    ==========
   Income taxes                                    $1,487,000       $2,093,000    $  376,000
                                                   ==========       ==========    ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Increase in capital lease obligations            $        -      $   152,000    $   55,000
                                                   ==========       ==========    ==========


       The accompanying notes are an integral part of these consolidated financial statements.

                        MEDISENSE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


(1)  OPERATIONS AND ACCOUNTING POLICIES

     MediSense, Inc. (the Company or MediSense) and subsidiaries develop, manufacture and market blood glucose monitoring systems that enable people with diabetes to manage their disease more effectively.

     The accompanying consolidated financial statements reflect the application of certain accounting policies described below and elsewhere in these notes to consolidated financial statements. The Company is subject to a number of risks which are inherent in a company in this industry and in this stage of its development, including protection of proprietary rights, government regulation, reimbursement by third-party payors and product liability.

     (a) Merger Agreement

         The Company and AAC Acquisition Corporation, Inc. (AAC), a wholly owned subsidiary of Abbott Laboratories (Abbott), entered into a merger agreement on March 29, 1996 that provided for the acquisition of MediSense by Abbott for $45.00 per share in cash. Under the terms of the agreement, AAC made a tender offer to acquire all of the outstanding shares of MediSense common stock and Class B common stock. On May 2, 1996, AAC accepted for payment 19,861,081 shares of common stock, including all shares of Class B common stock, that had been tendered pursuant to the offer, which constituted approximately 98.37% of the Company's common stock outstanding. AAC paid approximately $876 million, net of the exercise price of existing options for the Company's shares, which it will obtain from Abbott. On May 2, 1996, the Company became a subsidiary of Abbott.

     (b) Initial Public Offering

         The Company closed its initial public offering of 4,500,000 shares of common stock on July 8, 1994. Certain selling stockholders sold 600,000 shares, and the Company sold 3,900,000 newly issued shares and received net proceeds of $42.5 million. On August 5, 1994, the Company's underwriters exercised their overallotment option to purchase an additional 675,000 shares of common stock from which the Company received net proceeds of $7.5 million. The net proceeds were used to pay a $4.8 million cumulative preferred stock dividend and $45.2 million of long-term notes payable to stockholders.

                        MEDISENSE, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)


(1)  OPERATIONS AND ACCOUNTING POLICIES (Continued)

     (c) Secondary Public Offering

         On February 24, 1995, the Company closed a secondary public offering of 5,320,000 shares, and on March 16, 1995, the underwriters exercised their overallotment option to purchase an additional 349,900 shares. In total, certain stockholders sold 5,619,900 shares, and the Company sold 50,000 newly issued shares. The Company received net proceeds of approximately $3.5 million, including proceeds received from the exercise of 321,219 stock options held by certain selling stockholders.

     (d) Principles of Consolidation

         The accompanying consolidated financial statements reflect the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     (e) Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (f) Restatements

         The consolidated balance sheet as of March 31, 1995 and the statements of cash flows for the years ended March 31, 1995 and 1994 have been restated to reflect the reclassification of certain items.

     (g) Cash and Cash Equivalents and Marketable Securities

         Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations. In accordance with this statement, the Company has classified its marketable debt and equity securities into held-to-maturity and available-for-sale categories. Held-to-maturity securities represent those securities for which the Company has the intent and

                        MEDISENSE, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)


(1)  OPERATIONS AND ACCOUNTING POLICIES (Continued)

     (g) Cash and Cash Equivalents and Marketable Securities (Continued)

         ability to hold to maturity and are reported at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are reported at fair market value with unrealized gains and losses included in stockholders' equity.

         Cash and cash equivalents, which are carried at cost which approximates market, consisted of the following at March 31, 1996 and 1995:

                                     1996               1995
     Cash                         $7,945,000         $6,142,000
     Cash equivalents-
       Money market               12,682,000            881,000
       Commercial paper            3,487,000          3,187,000
                                 -----------        -----------

                                 $24,114,000        $10,210,000
                                 ===========        ===========

         Marketable securities consisted of the following at March 31, 1996 and
         1995:
                                                     1996
                                     --------------------------------
                                                     NET
                                      AMORTIZED  UNREALIZED     FAIR
                                        COST        LOSS        VALUE

          Held-to-maturity-
            Corporate debt
            securities               $12,616,000   $(31,000) $12,585,000
                                     ===========   ========  ===========
          Available-for-sale-
            Corporate debt
            securities                10,150,000   (12,000)   10,138,000
            Equity securities          1,024,000   (21,000)    1,003,000
            U.S. Treasury note         2,735,000    (8,000)    2,727,000
            Other                        500,000         -       500,000
                                     ----------- ---------   -----------

                                     $14,409,000   $(41,000) $14,368,000
                                     ===========   ========  ===========

                        MEDISENSE, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)


(1)  OPERATIONS AND ACCOUNTING POLICIES (Continued)

     (g) Cash and Cash Equivalents and Marketable Securities (Continued)
                                                     1995
                                      ----------------------------------
                                                     NET
                                      AMORTIZED  UNREALIZED     FAIR
                                        COST        GAIN        VALUE
          Held-to-maturity-
            Corporate debt
            securities               $15,781,000    $5,000    $15,786,000
                                     ===========    ======    ===========

     (h) Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and manufacturing overhead.
         Inventories consist of the following at March 31, 1996 and 1995:

                                    1996               1995

     Raw materials                  $ 3,746,000     $ 4,962,000
     Work-in-progress                 2,516,000       3,395,000

     Finished goods                   8,372,000       6,401,000
                                    -----------     -----------

                                    $14,634,000     $14,758,000
                                    ===========     ===========


        The components of property and equipment at March 31, 1996 and 1995 are as follows:

                                        1996            1995

     Production equipment           $13,564,000     $11,622,000
     Leasehold improvements           7,752,000       6,569,000
     Equipment under capital leases     638,000       1,386,000
     Furniture and fixtures           9,772,000       7,007,000
     Laboratory equipment             1,967,000       1,289,000
     Construction-in-progress         5,208,000       1,719,000
                                    -----------     -----------

                                    $38,901,000     $29,592,000
                                    ===========     ===========

                        MEDISENSE, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)


(1)  OPERATIONS AND ACCOUNTING POLICIES (Continued)

     (i) Property and Equipment (Continued)

         The Company provides for depreciation and amortization utilizing the straight-line method in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

                                                  ESTIMATED
              CLASSIFICATION                     USEFUL LIFE

          Production equipment                        5 Years
          Leasehold improvements                Life of lease
          Equipment under capital leases        Life of lease
          Furniture and fixtures                   3-10 Years
          Laboratory equipment                        5 Years

     (j) Foreign Currency Translation

         The Company translates its foreign currency denominated assets and liabilities and the financial statements of its foreign subsidiaries in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, certain intercompany accounts and stockholders' equity and deficits are translated at historical rates, while all other assets and liabilities are translated at the rate of exchange in effect at year-end. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the year. Cumulative translation gains or losses are reflected as a component of stockholders' equity. Foreign currency exchange gains and losses, including the gains and losses resulting from the remeasurement of certain assets and liabilities, are reflected in the accompanying consolidated statements of operations.

     (k) Revenue Recognition

         Revenue from product sales is recognized upon shipment.

     (l) Warranty

         The Company provides a four-year warranty on certain of its products. Estimated costs related to the warranty are accrued at the time of product shipment.

     (m) Research and Development Expenses

         The Company charges research and development expenses to operations as incurred.

                        MEDISENSE, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)


(1)  OPERATIONS AND ACCOUNTING POLICIES (Continued)

     (n) Net Income per Common and Common Equivalent Share

         Net income per common and common equivalent share for the years ended March 31, 1996 and 1995 has been determined by dividing net income by the weighted average common and common equivalent shares outstanding during the period, computed in accordance with the treasury stock method. In addition, the number of common and common share equivalents for the fiscal 1995 period prior to the closing of the Company's initial public offering includes the number of common shares issued to generate sufficient proceeds for the payment of $4.8 million of convertible preferred stock dividends paid upon the consummation of the initial public offering (see Note 1(b)) and, as required by rules promulgated by the Securities and Exchange Commission, the dilutive effect of options issued at prices below the offering price in the year before the Company's initial public offering using the treasury stock method.

         Historical net income (loss) per common and common equivalent share for periods prior to fiscal 1995 has not been presented, as such information is not considered meaningful.

     (o) Pro Forma Net Income per Common and Common Equivalent Share

         Pro forma net income per common and common equivalent share for the year ended March 31, 1994 has been determined by dividing net income by the weighted average common and common equivalent shares outstanding during the period, computed in accordance with the treasury stock method, plus the number of shares of common stock issued upon conversion of preferred stock and the number of shares of common stock issued pursuant to the initial public offering, sufficient to generate proceeds for the payment of $4.8 million of convertible preferred stock dividends paid upon consummation of the initial public offering. As required by rules promulgated by the Securities and Exchange Commission, shares or options issued at prices below the offering price in the year before the Company's initial public offering have been included in the calculation as if outstanding for all periods presented using the treasury stock method.

     (p) Supplemental Net Income per Common and Common Equivalent Share

         Supplemental net income per common and common equivalent share for the year ended March 31, 1994 has been determined by dividing net income, increased by the effect of reduced interest expense associated with the assumed repayment of indebtedness to stockholders, as of the beginning of the period, from the net proceeds of the Company's initial public offering, by the pro forma weighted average common and common equivalent shares outstanding increased by the shares to be issued pursuant to the initial public offering in excess of the number of shares issued to fund the payment of $4.8 million of convertible preferred stock dividends.

                        MEDISENSE, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)


(1)  OPERATIONS AND ACCOUNTING POLICIES (Continued)

     (q) Postretirement Benefits

         The Company has no obligations under SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions, as it does not currently offer such benefits.

     (r) Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company's accounts receivable credit risk is not concentrated within any geographical area, and no single customer accounts for greater than 10% of revenues or represents a significant credit risk to the Company.

(2)  REVOLVING LINE OF CREDIT

     The Company has a revolving line-of-credit agreement with a bank which expires on January 9, 1997. On January 9, 1995, the line of credit was amended to provide for borrowings not to exceed $20,000,000, of which a maximum of $10,000,000 may be a foreign commitment. Borrowings accrue interest at the bank's base rate, LIBOR plus 1-1/2%, or the applicable foreign branch cost of funds plus 1-1/2%. Borrowings are secured by all assets in the United States and inventory in the United Kingdom. The Company is required to comply with certain financial covenants that require minimum amounts of net worth, operating cash flow and net income. At March 31, 1996, no amounts were outstanding on this revolving line of credit.

     In addition, one of the Company's subsidiaries has a revolving line-of-credit agreement with a bank in the amount of $2,207,000. This line of credit expires on February 27, 1997, and borrowings accrue interest at LIBOR plus 35 basis points. Borrowings are fully cash secured in an amount at least equal to 115% of the outstanding principal. At March 31, 1996, the subsidiary had fully utilized the line of credit and had an outstanding loan balance of $2,207,000.

                        MEDISENSE, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)


(3)  LONG-TERM DEBT

     Long-term debt consists of the following at March 31, 1996 and 1995:


                                      1996        1995

     Capital lease obligation       $421,000    $865,000
     Amount due to a university            -     111,000
                                    --------    --------
                                     421,000     976,000

     Less--Current portion           203,000     540,000
                                    --------    --------

                                    $218,000    $436,000
                                    ========    ========


     The Company leases certain equipment under capital lease arrangements expiring through December 1998. Future minimum lease commitments under these capital leases are as follows:

      Year Ending March 31,
              1997                              $240,000
              1998                               157,000
              1999                                81,000
                                                --------
                                                 478,000

      Less--Amount representing interest          57,000
                                                --------

      Present value of minimum lease payments   $421,000
                                                --------

(4)  STOCKHOLDERS' EQUITY

     (a) Capital Stock Amendment

         On June 1, 1994, the Company's stockholders approved an amendment to the Company's Articles of Organization to increase the authorized shares of common stock to 34,500,000 shares of common stock, which are divided into 30,000,000 shares of common stock, 3,000,000 shares of Class A Common Stock and 1,500,000 shares of Class B Common Stock. The Company's stockholders also approved an amendment to the rights and preferences of the Class A Common Stock. As amended, each share of Class A Common Stock may not be sold or transferred except for certain limited, permitted transfers and will automatically convert into five shares of

                        MEDISENSE, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)


(4)  STOCKHOLDERS' EQUITY (Continued)

     (a) Capital Stock Amendment (Continued)

         Common Stock upon the earliest of (i) 90 days after the date on which the Common Stock is registered as a class under the Securities Exchange Act of 1934, (ii) the date on which a registration statement filed under the Securities Act of 1933 covering such shares of Class A Common Stock becomes effective under the Securities Act, and (iii) the date on which the Board of Directors has voted to release the restrictions on shares of Class A Common Stock pro rata among all holders of Class A Common Stock. In addition, the Company's Board of Directors approved a five-for-one Class B Common Stock split effected in the form of a dividend. This amendment and the stock split became effective on June 29, 1994 upon the filing of the amendment. The accompanying consolidated financial statements and notes have been retroactively adjusted to reflect the stock split.

         In connection with the Initial Public Offering, 120,000 shares of Class A Common Stock were converted to 600,000 shares of common stock, and on September 27, 1994, all remaining shares of Class A Common Stock were automatically converted into 9,387,290 shares of common stock.

     (b) Common Stock

         The Class B Common Stock is entitled to all rights of the Common Stock and Class A Common Stock, with the exception of voting rights. Holders of Class A Common Stock are entitled to one vote for each share of common stock into which Class A Common Stock would convert while holders of common stock are entitled to one vote per share.

         The Company has reserved shares of Common Stock for the conversion of Class B Common Stock. During fiscal 1995, a total of 423,125 shares of Class B Common Stock were converted into Common Stock.

(5)  EMPLOYEE BENEFIT PLANS

     (a) Pension and Profit Sharing Plans

         The Company maintains a profit sharing retirement plan (the 401(k)
         Plan) covering substantially all U.S. employees. Participants in the 401(k) Plan may contribute up to 15% of their compensation to the 401(k) Plan. The Company matches employee contributions up to 3% of each employee's salary. The Company also maintains a UK defined contribution pension plan

                        MEDISENSE, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)


(5)  EMPLOYEE BENEFIT PLANS (Continued)

     (a) Pension and Profit Sharing Plans (Continued)

         covering qualified UK employees. Contributions under the pension plan equal 3% of the eligible annual wages of qualified employees. In addition, the Company maintains defined contribution plans in Canada and certain European countries. During fiscal 1996, 1995 and 1994, the Company contributed $714,000, $595,000 and $445,000, respectively, to these plans. The Company may terminate the plans at any time.

     (b) Stock Option Plans

         In fiscal 1994, the stockholders approved the 1993 Stock Option Plan under which the Board of Directors may grant options to purchase up to 2,000,000 shares of common stock to attract and retain employees, consultants or advisers who are in a position to make significant contributions to the success of the Company. In August 1995, at the Annual Meeting of Stockholders, the stockholders approved an amendment to the 1993 Stock Option Plan (the Option Plan) to add 1,000,000 shares to the number of shares available under the Option Plan, setting the total number of shares of common stock available for issuance under the Option Plan at 3,000,000 shares. In addition, during fiscal 1996, the Board of Directors approved the MediSense, Inc. Executive Share Option Scheme (the UK Share Scheme) which allows the Board of Directors to grant options to employees.

         The number of shares and the terms under which shares granted under these plans vest are determined by the Board of Directors at the time of grant. As of March 31, 1996, options to purchase 1,351,080 shares of common stock remain available for future grant under these two plans. Substantially all options granted under these plans become exercisable over a three- to six-year period from the date of grant.

         In fiscal 1993, the Board of Directors approved the 1992 Directors' Stock Option Plan under which the Company may grant options to purchase shares of common stock to nonemployee directors and official observers. In June 1994, the stockholders approved this plan, which allows for the grant of options to purchase up to 600,000 shares of common stock. In August 1995, the stockholders approved the 1995 Directors' Stock Option In Lieu of Retainer Plan, which allows for the grant of options to purchase up to 150,000 shares of common stock. Under the plan during fiscal 1996, nonemployee directors of the Company received one-half of their annual retainer in the form of an option to purchase shares of common stock, which vests six months following the date of grant. As of March 31, 1996, options to purchase 212,765 shares remain available for future grants under these plans.

                        MEDISENSE, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)

(5)  EMPLOYEE BENEFIT PLANS (Continued)

     (b) Stock Option Plans (Continued)

         The following table summarizes all stock option activity under existing and terminated plans as well as specific grants by the Board of Directors for the three years ended March 31, 1996:

                                                    NUMBER       OPTION PRICE
                                                  OF SHARES        PER SHARE

          Balance outstanding, March 31, 1993     2,209,935      $ 2.00-$12.00
            Granted                               2,383,175        8.80- 12.00
            Exercised                                (6,080)          2.00
            Terminated                           (1,418,180)       2.00- 12.00
                                                  ---------      -------------

          Balance outstanding, March 31, 1994     3,168,850        2.00- 12.00
            Granted                                 141,500        8.80- 23.12
            Exercised                            (1,206,239)       2.00- 14.50
            Terminated                              (73,535)       3.50- 14.50
                                                  ---------      -------------

          Balance outstanding, March 31, 1995     2,030,576        2.00- 23.12
            Granted                               1,169,985       15.81- 24.50
            Exercised                              (532,431)       2.00- 18.88
            Terminated                             (174,235)       8.80- 18.88
                                                  ---------      -------------

          Balance outstanding, March 31, 1996     2,493,895      $ 3.00-$24.50
                                                  =========      =============

          Exercisable, March 31, 1996             1,350,790      $ 3.00-$24.50
                                                  =========      =============


         Subsequent to year-end and in conjunction with the merger discuused in
         Note 1(a), 2,333,395 options were exercised and the shares were tendered as part of the merger.

     (c) Employee Stock Purchase Plans

         The Company has adopted an Employee Stock Purchase Plan (the Plan) under which the Board of Directors may grant each eligible employee, on the first day of each semiannual plan period, an option to purchase shares of the Company's common stock on the last day of each semiannual plan period. The option price per share is equal to 85% of the fair value of the common stock on either the first or last day of each semiannual plan period, whichever is lower. The maximum

                        MEDISENSE, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)

(5)  EMPLOYEE BENEFIT PLANS (Continued)

     (c) Employee Stock Purchase Plans (Continued)

         number of shares purchased by each eligible employee is limited to the number of shares that could be purchased with 10% of their respective compensation, as defined, on the first day of each semiannual plan period. The maximum fair value of options outstanding for each eligible employee cannot exceed $25,000. During fiscal 1994, the Board of Directors suspended stock purchases under the Plan as of April 1, 1994 and adopted the 1994 Employee Stock Purchase Plan (the 1994 Plan). A total of 250,000 shares of common stock have been reserved for issuance under the 1994 Plan. As of March 31, 1996, 212,541 shares of common stock reserved for issuance remain available for future grants.

(6)  INCOME TAXES

     The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes.

     The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following at March 31, 1996, 1995 and 1994:

                          1996        1995        1994

     Current-
       Federal         $1,189,000   $ 530,000   $ 110,000
       State              200,000     959,000     160,000
       Foreign          1,675,000   2,353,000     855,000
                       ----------  ----------  ----------

                        3,064,000   3,842,000   1,125,000
     Deferred
     (prepaid)-
       Federal                  -           -           -
       State                    -           -           -
       Foreign            473,000    (397,000)    665,000
                       ----------  ----------  ----------

                       $3,537,000  $3,445,000  $1,790,000
                       ==========  ==========  ==========


     The foreign tax provision represents the provision for income taxes in countries where the Company does not have available net operating loss carryforwards. Federal and state income taxes have been provided in fiscal 1996, 1995 and 1994, as the Company is subject to federal alternative minimum tax and is subject to tax in certain states which do not allow the carryforward of net operating losses.

                        MEDISENSE, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)

(6)  INCOME TAXES (Continued)

     A reconciliation of the federal statutory rate to the Company's effective rate at March 31, 1996, 1995 and 1994 is as follows:

                                                       1996      1995     1994

     Income tax provision at federal statutory rate    35.0%     35.0%    35.0%
     Increase (decrease) in tax resulting from-
       Utilization of net operating loss              (22.5)    (33.4)   (22.7)
        carryforward
       Utilization of foreign subsidiaries' net       (10.1)        -        -
        operating loss
       Taxes provided for foreign subsidiaries in
        excess                                            -       2.7      4.5
        of federal rate
       State tax provision, net of federal benefit       .6       3.4      2.0
       Other                                            7.0       5.9      3.6
                                                       ----      ----     ----

           Effective tax rate                          10.0%     13.6%    22.4%
                                                       ====      ====     ====

     At March 31, 1996, the Company had a net domestic operating loss carryforward for federal tax purposes and financial reporting purposes of approximately $37,089,000 and $24,280,000, respectively. The primary difference represents a deduction of approximately $12,809,000 in fiscal 1995 and 1996 from the exercise of certain stock options. The tax benefit of approximately $4,500,000 will be reflected as a component of additional paid-in capital upon the utilization of the tax operating loss carryforward. In addition, the Company has available federal tax credit carryforwards of approximately $1,276,000 at March 31, 1996. These carryforwards may be used to offset future taxable income and future tax liabilities, respectively, if any, and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 (the Reform Act) limits the amount of domestic net operating loss and credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. As a result of the public offering, the Company had a cumulative change in ownership over a three-year period. Based on the valuation of the Company at the time of this ownership change, the annual limitation imposed on utilization of the net domestic operating loss carryforwards is approximately $23 million. The Company anticipates that this limitation will not impair its ability to fully utilize its existing net domestic operating loss and tax credit carryforwards.

                        MEDISENSE, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)

(6)  INCOME TAXES (Continued)

     The Company's wholly owned foreign subsidiaries have net operating loss carryforwards of approximately $15,700,000, of which $5,409,000 is not subject to expiration. The expiration dates of the Company's net operating loss carryforwards are as follows:

                            NET OPERATING
                         LOSS CARRYFORWARDS
      EXPIRES             FEDERAL     FOREIGN

     March 31,
       1997           $         - $ 1,440,000
       1998                     -   4,282,000
       1999                     -   1,506,000
       2000                     -   1,916,000
       2001                     -     261,000
       2002                     -     669,000
       2003                     -     143,000
       2004                     -       2,000
       2005            16,828,000      72,000
       2006            13,764,000           -
       2007             4,056,000           -
       2008             2,441,000           -
                      ----------- -----------

           Total      $37,089,000 $10,291,000
                      =========== ===========


     The components of deferred income tax assets and liabilities and the valuation allowance at March 31, 1996 and 1995 are as follows:

                                            1996        1995

     Domestic-
       Assets-
         Operating loss carryforwards   $ 12,981,000 $ 19,482,000
         Tax credit carryforwards          1,276,000      898,000
         Temporary differences-
          Warranty reserve                 1,615,000    1,209,000
          Allowance for doubtful             137,000      107,000
            accounts
          Inventory valuation allowance    1,050,000    1,201,000
          Other                            2,251,000    2,449,000
                                        ------------ ------------
                                          19,310,000   25,346,000
         Valuation allowance             (18,636,000) (24,720,000)
                                        ------------ ------------

                                             674,000      626,000
       Liabilities-
         Capital lease expense              (674,000)    (626,000)
                                        ------------ ------------

                                        $          - $          -
                                        ============ ============

                        MEDISENSE, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)

(6)  INCOME TAXES (Continued)

                                            1996             1995

     Foreign-
       Assets-
         Operating loss carryforwards    $ 5,495,000     $ 9,345,000
         Valuation allowance              (5,495,000)     (9,345,000)
                                         -----------      ----------
                                                   -               -
       Liabilities-
         Depreciation                        372,000         116,000
         Foreign exchange                    635,000         703,000
         Other                               595,000         404,000
                                         -----------      ----------

                                         $ 1,602,000      $1,223,000
                                         ===========      ==========


     The Reform Act also expanded the corporate alternative minimum tax (AMT). Under the Reform Act, the Company's federal tax liability is the greater of its regular tax or AMT liability. The Company's foreign deferred tax liability represents the tax effect of accelerating foreign tax deductions relating to property and equipment and deferring taxable income relating to foreign exchange gains. Because the level and the jurisdiction of future taxable income is uncertain, the Company has recorded a valuation allowance equal to the net deferred tax asset. The decrease in the valuation allowance for fiscal 1995 is due primarily to the utilization of the domestic net operating loss carryforward and the effect of certain items being deductible for tax purposes and financial reporting purposes in different periods.

(7)  COMMITMENTS

     The Company conducts its operations in leased facilities and leases office equipment and vehicles under various operating lease agreements that expire through 2011. Rental expense charged to operations was approximately
     $3,533,000, $3,417,000 and $2,580,000 in fiscal 1996, 1995 and 1994, respectively. Future minimum lease commitments under these operating leases are as follows:

                                          EQUIPMENT
                             FACILITIES      AND              TOTAL
                                          VEHICLES
     Year Ending March 31,
       1997                  $ 2,379,000     $1,362,000    $ 3,741,000
       1998                    2,506,000        891,000      3,397,000
       1999                    2,388,000        491,000      2,879,000
       2000                    2,342,000        159,000      2,501,000
       2001                    1,934,000          4,000      1,938,000
       Thereafter             14,020,000         23,000     14,043,000
                             -----------     ----------    -----------

                             $25,569,000     $2,930,000    $28,499,000
                             ===========     ==========    ===========


                        MEDISENSE, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)

(7)  COMMITMENTS (Continued)

     Restricted cash of $2,617,000 and $137,000 in the accompanying consolidated balance sheets at March 31, 1996 and 1995, respectively, represents funds restricted for use under the subsidiary line of credit and certain facility leases.

(8)  GEOGRAPHIC SEGMENT INFORMATION

     The Company conducts its operations in two significant geographic segments, the United States and Europe. During the years ended March 31, 1996, 1995 and 1994, international revenues, including export sales, represented 69.3%, 65.0% and 63.3% of revenues, respectively.

        1996                UNITED        EUROPE             OTHER     ELIMINATIONS              TOTAL
                            STATES

Sales to unaffiliated
  customers-
  Domestic              $53,312,000     $ 90,979,000     $27,328,000     $          --        $171,619,000
  Export                  2,137,000               --              --                --           2,137,000
Intercompany sales       21,245,000      177,798,000          47,000      (199,090,000)                 --
                        -----------      -----------     -----------     -------------        ------------

      Total             $76,694,000      $268,777,00     $27,375,000     $(199,090,000)       $173,756,000
                        ===========     ============     ===========     =============        ============
Income (loss) from
  operations            $16,288,000     $ 13,802,000     $ 6,498,000     $  (2,786,000)       $ 33,802,000
                        ===========     ============     ===========     =============        ============

Identifiable assets     $67,845,000     $ 50,734,000     $10,822,000     $  (8,219,000)       $121,182,000
                        ===========     ============     ===========     =============        ============


        1995               UNITED         EUROPE             OTHER         ELIMINATIONS         TOTAL
                           STATES

Sales to unaffiliated
  customers-
  Domestic              $49,291,000     $ 68,824,000     $ 21,094,000      $          --     $139,209,000
  Export                  1,749,000               --               --                 --        1,749,000
Intercompany sales       22,353,000      137,183,000               --       (159,536,000)              --
                        -----------     ------------     ------------      -------------     ------------

      Total             $73,393,000     $206,007,000     $ 21,094,000      $(159,536,000)     $140,958,000
                        ===========     ============     ============      =============      ============
Income (loss) from
  operations            $18,241,000     $  9,595,000     $ (1,027,000)     $  (2,238,000)     $ 24,571,000
                        ===========     ============     ============      =============      ============

Identifiable assets     $36,604,000     $ 40,896,000     $  9,931,000      $  (5,423,000)     $ 82,008,000
                        ===========     ============     ============      =============      ============


        1994              UNITED            EUROPE          OTHER         ELIMINATIONSTOTAL      TOTAL
                          STATES

Sales to unaffiliated
customers-
  Domestic              $40,498,000     $ 52,888,000     $12,476,000      $          --      $105,862,000
  Export                  4,522,000               --              --                 --         4,522,000
Intercompany sales       14,282,000      101,049,000              --       (115,331,000)               --
                        -----------     ------------     ------------      -----------       ------------

      Total             $59,302,000     $153,937,000     $12,476,000      $(115,331,000)     $110,384,000
                        ===========     ============     ============      =============      ============

Income (loss) from
  operations            $ 7,956,000     $  7,472,000     $   (92,000)     $  (1,294,000)     $ 14,042,000
                        ===========     ============     ============      =============      ============

Identifiable assets     $10,419,000     $ 28,999,000     $ 7,355,000      $  (3,257,000)     $ 43,516,000
                        ===========     ============     ============      =============      ============

                        MEDISENSE, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)

(9)  ACCRUED EXPENSES

     Accrued expenses consist of the following at March 31, 1996 and 1995:

                                      1996           1995

     Payroll and                 $ 8,683,000     $ 7,413,000
       payroll-related costs
     Accrued income taxes          5,142,000       3,638,000
     Warranty reserve              4,613,000       3,454,000
     Accrued marketing program     2,507,000       2,044,000
     Other accrued expenses        5,003,000       4,773,000
                                 -----------     -----------

                                 $25,948,000     $21,322,000
                                 ===========     ===========


(10) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


     The quarterly financial results for the years ended March 31, 1996 and 1995 are as follows (in thousands, except per share data):

                                            THREE MONTHS ENDED
                              -----------------------------------------------
                              MARCH 31,   DECEMBER 31,  OCTOBER 1,    JULY 2,
                                1996         1995         1995         1995

     REVENUE                  $44,072       $44,811      $44,184      $40,689

     GROSS PROFIT              30,081        29,836       29,411       27,282

     INCOME FROM OPERATIONS     9,611         8,736        7,748        7,707

     NET INCOME                 9,358         8,107        6,925        7,444
                              =======       =======      =======      =======

     NET INCOME PER SHARE        $.49          $.43         $.37         $.41
                                 ====          ====         ====         ====


                                              THREE MONTHS ENDED
                              ------------------------------------------------
                              MARCH 31,   DECEMBER 25, SEPTEMBER 25,  JUNE 26,
                                1995         1994          1994         1994

     REVENUE                   $38,081      $37,100      $34,626      $31,151

     GROSS PROFIT               25,279       24,923       22,506       21,029

     INCOME FROM OPERATIONS      7,334        6,440        5,708        5,089

     NET INCOME                  7,343        5,549        5,088        3,998
                               =======      =======      =======      =======

     NET INCOME PER SHARE         $.41         $.31         $.30         $.32
                                  ====         ====         ====         ====


                              ARTHUR ANDERSEN LLP

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To MediSense, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of MediSense, Inc. included in MediSense, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated May 10, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                        /s/ ARTHUR ANDERSEN LLP


Boston, Massachusetts
May 10, 1996

                                                                  SCHEDULE II



                        MEDISENSE, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                    ADDITIONS

                      BALANCE,   CHARGED TO                            BALANCE,
  ALLOWANCE FOR      BEGINNING    COST OR   CHARGED TO   DEDUCTIONS     END OF
DOUBTFUL ACCOUNTS    OF PERIOD    EXPENSE    OTHER (1)  (WRITE-OFFS)    PERIOD


FISCAL 1996         $1,057,000   $557,000    $(41,000)   $(482,000)  $1,091,000

FISCAL 1995            669,000    497,000      65,000     (174,000)   1,057,000

FISCAL 1994            420,000    327,000      (7,000)     (71,000)     669,000


(1) Represents the effect of the fluctuation in foreign currency exchange rates on translation of amounts denominated in foreign currencies into U.S. dollars.